Form 10KSB
period 2006-12-31
GENESIS HOLDINGS, INC.
filed 2007-04-11
CIK 1129695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

Commission File No. 000-33073
GENESIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	20-2775009 (I.R.S. Employer Identification No.)
1525 Clover Hill Rd. Mansfield, Texas 76063 (Address of principal executive offices)	(817) 477-3863 (Registrant’s telephone number)
Securities registered under Section 12 (b) of the Exchange Act - None Securities registered under Section 12(g) of the Exchange Act - Common Stock - $0.001 par value
Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of March 30, 2007
Common stock, $0.001 par value	21,780,226

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year - $2,334,919.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days - $2,780,226 as of March 30, 2007 and based on the $1.00 per share offering price of our common stock being sold pursuant to our Form SB-2 Registration Statement.

Documents incorporated by reference - none.

Transitional Small Business Disclosure Format : Yes  ☐ No ☒

GENESIS HOLDINGS, INC.
(formerly AABB, Inc.)

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 5 below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Genesis Holdings, Inc. and its subsidiary.

ITEM 1 - DESCRIPTION OF BUSINESS

Genesis Holdings, Inc. ("Genesis Holdings") was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code. At that time and until July 1, 2006, Genesis Holdings has had no operations and was considered a development stage company as defined in FASB No. 7. Genesis Holdings was formed specifically to be a publicly held reporting corporation for the purpose of either merging with or acquiring an operating company with assets and some operating history. 980,226 shares of common stock of Genesis Holdings were issued to certain and various creditors of Diagnostic International, Inc. pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on May 25, 1999. Larry Don Bankston is a partner of the Bankston Third Family Limited Partnership which was the sole member of Genesis Land Development, LLC ("Genesis") prior to the acquisition of Genesis by Genesis Holdings as part of which it received 19 million shares of common stock of Genesis Holdings. Genesis Holdings was formerly known as AABB, Inc., and this name change took effect on September 5, 2006.

Genesis Holdings does not currently have any products or services. Genesis Holdings is a holding company and, as such, it plans to acquire interests in other companies. Genesis Holdings does not have the need for any government approval of its services. There is no government regulation on the business. There was no research and development activity. Genesis Holdings does not have any products or services that are affected by environmental laws.

Genesis Land Development, LLC was organized in Texas on September 8, 2003 for the purpose of developing a 55.509 acre tract of land within the Dallas metro area. Genesis acquired the land from Larry Don Bankston whose family partnership was also a founding member of Genesis on September 30, 2003, at which time the land was valued at $744,634. Genesis obtained a $3,625,000 loan from a local bank and a promissory note in the original principal amount of $417,000 to improve the land and develop it into 171 residential lots known as Bankston Meadows. Genesis began selling finished lots on or around July, 2005, has sold approximately 120 lots to date, and expects to be fully divested of the lots by the fourth quarter of 2007.

The 120 lots sold to date were sold to Wall Homes, Inc. under the Agreement of Purchase and Sale between Genesis and Wall Homes, dated June 3, 2005. This agreement provides for the sale of 171 lots to Wall Homes at $38,500 per lot, with a 6% price increase each year commencing on June 13, 2006. Without the price increase, the total purchase price for all 171 lots would be $6,583,500. The first closing under the agreement occurred on July 11, 2005, when Wall Homes purchased 60 lots at $38,500 per lot. On January 13, 2006, Wall Homes purchased 28 lots at $38,500 per lot and in July 2006 Wall Homes purchased an additional 28 lots at $40,810 per lot. Subsequent closings are scheduled to occur every six months, with 26 lots to be purchased at each closing until all 171 lots have been purchased.

As part of the agreement, Wall Homes was granted a right of first refusal to purchase up to half of the lots in any future phases of the Bankston Meadows development on terms identical to those in the existing agreement, except that the price of the lots will be the lower of the price provided in the existing agreement plus 10% or the price at which the lots in Phase II of Bankston Meadows will be available for purchase in the open market. Genesis has not acquired any land to use for any future phases of the Bankston Meadows development, although there is vacant land adjacent to the development that is owned by unrelated parties. Management is considering whether to attempt to acquire some of this land, but has not reached a decision.

Genesis obtained a Land Development Loan from Texas Bank in the principal amount of $3,625,000 dated October 1, 2003, and the proceeds of this loan were used to develop the land into the finished lots being sold to Wall Homes. As of the date of this report, this loan, which was secured by the land, had been fully repaid by Genesis using proceeds from the sale of the lots. Genesis also had a promissory note from Texas Bank, which was funded October 13, 2004 and was also secured by the land. Genesis repaid this note early on January 13, 2006.

To complete development of Bankston Meadows, Genesis retained Rainier Construction as its general contractor. The property was re-zoned from agricultural to single-family residential use, and an engineer was retained to develop the plats for the lots. Genesis’ contractor graded the lots, put in water and sewer lines, installed storm drains and constructed streets, including installation of lighting and street signs. The total cost for the development process was approximately $2.5 million, and no further development costs are expected to be incurred.

The only additional costs associated with the ownership of the lots are fees which will be due upon the sale of the lots and real estate taxes and similar ownership expenses which will arise until the lots are fully divested. Genesis has a $2 million liability insurance policy in place covering the property.

Genesis Holdings has only one employee, its sole officer, Jason Pratte.

Plan for Acquisition of Targets by Genesis Holdings

Genesis Holdings intends to acquire real estate development companies in exchange for a combination of Company stock, cash and/or debt. Initially, management expects to target companies with real estate projects similar in size, nature and scope of that recently completed by Genesis. It will first target the Dallas, Texas metro area and then expand its search throughout Texas and the southwest United States. Management will also consider the acquisition of specific real estate projects through one or more subsidiaries and could enter into joint ventures with land owners, financing sources or other developers. Management will initially focus its search on residential development opportunities, but is willing to consider suitably sized commercial or industrial real estate opportunities if it is not able to acquire residential real estate operations. Similarly, management may investigate targets outside the southwest United States if suitable local targets are not available.

We expect to acquire target companies that are generally in the business of developing raw land into finished residential lots, which are then sold to either production or semi-custom homebuilders or individuals in the market for custom home lots.

Management expects to, but has not yet developed specific potential acquisition targets and will rely on outside agents and consultants to help it identify such targets. However, we expect to select acquisition targets based upon a variety of factors, including:

•	internal and external demographic and marketing studies;

•	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

•	financial review as to the feasibility of the proposed project, including projected value created, profit margins and returns on capital employed;

•	the ability to secure governmental approvals and entitlements;

•	environmental and legal due diligence;

•	competition in the area;

•	proximity to local traffic corridors and amenities; and

•	management's judgment as to the real estate market and economic trends and our experience in a particular market.

Markets and Product Description

We will have to evaluate a number of factors in determining which geographic markets to enter or in which markets to concentrate our development activities. We expect to anticipate swings in economic and real estate conditions by evaluating such statistical information as:

•	the historical and projected growth of the population;

•	the number of new jobs created or projected to be created;

•	the number of housing starts in previous periods;

•	building lot availability and price;

•	housing inventory;

•	level of competition; and

•	home sale absorption rates.

We intend to generally seek to differentiate ourselves from our competition in a particular market with respect to the financing terms we can offer in comparison to various lending institutions or investors with fewer liquidity options. In determining our product mix we will have to consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market.

We intend to strive to develop a design and marketing concept for each of our projects, which includes determination of size, style and price range of the lots, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the developed lots generally available in the area, the needs of a particular market and our cost of lots in the project.

Land Acquisition and Development

We expect our subsidiary companies will acquire undeveloped land without all necessary entitlements. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although some entitlements are often obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes and price ranges in specific markets and to assess the regulatory environment. Accordingly, when examining a potential target, we will look carefully at the experience of the target’s management.

The development process generally consists of three phases: land acquisition; land development and construction; and sale or lease. The development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results. When feasible, we will seek to acquire land positions through the use of options. In pursuing acquisitions, we intend to consider such factors as: current market conditions, with an emphasis on the prices of comparable sales, expected sales rates, proximity to metropolitan areas, population, industrial and commercial growth patterns, estimated costs, customer preferences and environmental and regulatory matters. We intend to employ standards for assessing all proposed purchases based, in part, upon after tax cash flow and overall return on investment. We hope to minimize and defer all expenditures for purchases by utilizing options, phasing land purchases and development, and relying upon non-recourse seller financing or third party lenders. In addition, we may emphasize pre-sales in our developments versus speculative inventory.

The Company expects its subsidiaries will act as the general contractors for their developments and hire subcontractors for all production activities. The use of subcontractors enables the developer to reduce its investment in direct labor costs, equipment and facilities. The Company expects to price product only after if has entered into contracts for the construction with subcontractors, an approach which will improve our ability to estimate costs accurately.

Sales Process

Sales by the Company are generally made pursuant to a standard sales contract, which generally requires a customer deposit at the time of execution and an additional payment upon required approvals. Sales may also be made through option contracts in lieu of a binding sale. Subject to particular contract provisions, the Company generally permits customers to cancel their obligations in the event approvals are unobtainable within a specified period of time.

Competition and Market Factors

The real estate residential development industry in the United States, however, is highly competitive and fragmented. In each market area we may enter, there are numerous developers with which we compete. We expect to compete on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small developers, including some developers with nationwide or regional operations and greater financial resources and/or lower costs than us.

We plan to compare favorably to other land developers in the markets in which we operate, due primarily to:

•	our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and

•	our reputation for quality design, construction and service.

The residential real estate industry is cyclical and is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs, and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

Government Regulation and Environmental Matters

During our development of properties, we will be required to obtain certain entitlements which will add value to the land. Control of that process may often be beyond our control. The length of time necessary to obtain required permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. We do not believe the governmental approval processes discussed above will have a material adverse effect on our development activities, and indeed all developers in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. The moratoriums generally could adversely affect any of our projects—particularly if they arise from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees will normally be established, however, when we receive recorded final maps and building permits. Our operations are subject to building, environmental and other regulations of various federal, state and local governing authorities. Our compliance with federal, state, local and foreign laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

Risk Factors

I. Risks Associated with Our Current Stage of Business

Management may not run the company in a profitable manner and if it does not you may lose your entire investment:

Our management has limited experience in our proposed areas of operation. It is unlikely that any of our officers or directors will have any direct experience in the business of any target company. Thus, the day-to-day operations of the businesses which we may become involved with will depend upon the abilities of management of the acquired target companies which we are presently unable to identify. Our officers and directors have limited experience in the evaluation of businesses for the purposes of conducting acquisitions or mergers.

We may not be able to locate and acquire suitable companies for our future acquisitions and any failure to acquire suitable companies may result in losses to us and our investors:

With the exception of Genesis Land, Inc., a Dallas-based residential development company formerly known as Genesis Land Development, LLC, the Company has not yet identified any target company. While we plan on pursuing development companies or projects similar in size, scope and focus to Genesis, we may not be able to acquire companies or projects that are similarly situated, and we may not be able to acquire land development companies in the southwest United States as we currently intend. Intense competition can be expected from existing, better financed and more established competitors, who are also seeking to create or purchase profitable businesses. Numerous other firms have substantially greater resources in locating and/or acquiring potential acquisition candidates. Management has limited previous experience in identifying suitable acquisition candidates.

We have a limited operating history in real estate development and therefore, predicting our future performance is difficult:

Genesis Holdings, Inc. was formed on May 25, 1999, but until recently has had no operations. In July 2006 Genesis Holdings entered into a Merger Agreement with Genesis, whereby we acquired Genesis as a subsidiary in exchange for 19 million shares of common stock of Genesis Holdings issued to the Bankston Third Family Limited Partnership (“BTFLP”), the sole equity holder of Genesis. As a result of the Genesis acquisition, Genesis Holdings entered into the business of land development through Genesis. Because of its limited operating history, it will be difficult to predict or evaluate future profitability of Genesis Holdings.

We may not have access to sufficient capital to pursue our acquisition strategies and therefore would be unable to achieve our planned future growth:

We intend to pursue a growth strategy that includes acquiring new companies. There is a risk that we will not have access to sufficient capital to pursue our acquisition strategies. We may take an extended period of time to locate and investigate specific target companies, and if one or more target companies are located, the negotiation and execution of the relevant agreements may require substantial time, effort and expense. Our ability to continue to make acquisitions will depend primarily on our ability to obtain additional private or public equity or debt financing. Such financing may not be available to make future investments.

We depend on key management personnel and the loss of any of them would seriously disrupt our operations:

The Board of Directors is responsible for managing Genesis Holdings. Our future success, including particularly the implementation of our acquisition growth strategy, is substantially dependent on the active participation of Jason Pratte and Larry Don Bankston. The loss of their services could cause us to fail.

We have not yet identified any specific target businesses to acquire through a purchase or merger or any specific areas of real estate development that we intend to pursue and we may acquire businesses that our shareholders do not approve of:

We have not presently identified any specific target business to acquire through a purchase or merger or any specific types of real estate development, including location or size, on which we intend to focus. Our shareholders, including purchasers of the shares offered hereby, will have no opportunity to review or evaluate the target companies or projects with which we may choose to become involved. As of the date of this report, there are no plans, proposals, arrangements or understandings with respect to any possible business combination or opportunity. In addition, although we intend to first pursue development opportunities in the southwestern United States, we are not certain whether such opportunities will be in residential, commercial or industrial applications. We have not developed and do not presently intend to develop criteria for the search and selection of a real estate project acquisition. Thus, investors will have no prior indication as to the real estate that we may acquire if we are able to finalize an acquisition. It is possible that any business we target will present such a level of risk that conventional private or public offerings of securities or conventional bank financing would not be available to the business.

We have not conducted research to determine whether there is demand in the market for a business combination with Genesis Holdings and, if not, we may not be able to acquire suitable businesses:

We have no market research to indicate that a demand exists for a merger or acquisition as contemplated by Genesis Holdings. Consequently, investors are relying exclusively upon the judgment of our directors and officers and their efforts in locating and selecting possible acquisition candidates.

Our lack of diversification subjects investors to a greater risk of losses:

In the event we are successful in identifying and evaluating one or more suitable merger or acquisition candidates, which may not occur, we may be required to issue shares of our common stock in an acquisition or merger transaction. Inasmuch as our capitalization is limited, it is unlikely that we will be capable of completing more than a limited number of mergers or acquisitions. Consequently, our potential lack of diversification may subject us to economic fluctuation within the real estate industry, which can be a very volatile industry.

Control of Genesis Holdings may change and any new management may not successfully run our business:

An acquisition involving the issuance of shares of our common stock may result in shareholders of the acquired business obtaining a significant interest in Genesis Holdings. This may result in a change in control of Genesis Holdings, which could result in the removal of our present officers and directors. New management may not have experience or qualifications related to the operation of any of our activities or the operations of the business acquired.

We currently have only one officer and two directors who have other employment obligations:

At present, we have no employees other than our sole officer, who devotes approximately ten hours a week to the business of the Company. One of our directors has devoted approximately forty hours a week on average over the past year to the business of Genesis. Each of our officers and directors has full time employment outside Genesis Holdings and will be available to participate in management decisions only on an "as needed" basis. None of our officers or directors have entered into written employment agreements with us and none is expected to do so in the foreseeable future. In the event of competing demands for their time, our officers and directors may grant priority to their full time positions rather than to us.

Investors may not be able to review the terms of potential business combinations and any combination could result in losses:

We do not intend to provide shareholders with complete disclosure documentation, including audited financial statements, concerning a target company and its business prior to merger or acquisition. Under Nevada law, a variety of corporate actions, including acquisitions, may be taken by holders of a majority of outstanding shares without notice or approval by remaining shareholders. Thus, purchasers of the shares offered hereby may not have the opportunity to review, approve or consent to the terms of an intended acquisition or business combination. In addition, consummation of a business combination may involve the issuance of authorized but unissued shares of our common stock. Our shareholders may not have the opportunity to approve or consent to such additional issuances of securities, which would dilute the ownership interest of the our shareholders.

II.  Risks Related to Investment in a Real Estate Company

Although the Company does not presently intend to conduct any actual real estate or other operations directly, it does intend to pursue real estate development through its current subsidiary and pursue the acquisition of other real estate development companies. The Company may also create new subsidiaries to acquire specific real estate projects. The risks inherent to those companies or projects will affect the value of the Company’s shares. Accordingly, you should consider the risks associated with the investment in any company actively engaged in real estate projects, including the following:

We are subject to currently unforeseeable risks associated with our potential business combinations, any of which could result in losses:

Upon consummating a business combination, we will become subject to the risks inherent in that business operation’s real estate segment. These risks are presently unknown and unforeseeable. We may be dependent upon existing or new management of the target company, and may thus lack the control necessary to adjust the direction of the business in the event such operating management is unable to cope with business problems that may arise. Because we may participate in a business combination with newly-organized firms or with firms which are attempting to expand through new real estate markets, we may face additional special risks associated with that specific real estate segment.

Leveraged transactions may encumber our assets and reduce any returns to investors:

Even though our Dallas property has no indebtedness, the real estate industry typically relies on a high level of debt to finance the acquisition and development of real estate projects. It is possible that an acquisition or merger of a target or real estate project may be structured or consummated through the use of leverage. Leveraged transactions generally refer to the use of debt to acquire a business or assets. Typically, borrowed funds are used to purchase shares of selling shareholders, thus encumbering the assets and cash flow of the acquired business.

Our business will be negatively affected if we do not keep pace with the latest real estate development trends and consumer preferences:

End user real estate preferences are characterized by change. If we are unable to respond successfully to these developments or do not respond in a timely or cost-effective way, our business and operating results will be seriously harmed. Our success will depend, in part, on our ability to offer real estate products that keep pace with continuing changes in evolving industry standards and changing consumer preferences. In addition, we must recruit and retain professionals who are apprised of the preferences in each market segment we pursue.

Management has limited experience with real estate development and may not manage current or future projects successfully:

Management of the Company has substantial experience in business, finance, management, and real estate investing. However, because Genesis has only been operating for a short period of time, a limited record of performance is available to measure the skill of management in developing the real estate owned by Genesis. Past performance of properties developed by management is no indication of the return this Company will produce. The loss of one or more of our officers and directors may result in a material adverse effect on the Company.

The current property owned by the Company is located in the Dallas metropolitan area. Other than this real estate, the real estate the Company intends to acquire has not yet been identified. Shareholders must rely on management to (i) investigate, negotiate and purchase real property suitable for the Company's overall strategy; (ii) obtain credit facilities at favorable rates and enter into the appropriate guarantees to obtain the mortgages required; (iii) develop, enhance and ultimately sell the Company's real estate at favorable prices; and (iv) manage the staff necessary to complete the tasks to minimize the costs involved, among other matters.

We may not be able to manage rapid growth and acquisition of substantial new opportunities effectively:

We may not be able to manage the companies we acquire, or the real estate we acquire indirectly through our subsidiaries, effectively and the failure to do so may have an adverse effect on the financial condition and results of operations of the Company and could adversely affect the value of your investment in the Company.

Our ownership of real estate may result in losses if demand for property declines:

The Company will be subject to risks incident to the ownership (directly or indirectly) of real estate, including: changes in general economic or local conditions, such as a decrease in demand for residential, commercial and industrial space due to a decrease in population or employment or changes in technology or adverse downturns in the general economy; changes to preferences that reduce the attractiveness of our properties to end users; fluctuation in mortgage rates, building ownership or operating expenses; rises and falls in undeveloped land values; costs of infrastructure, construction or other development costs; changes in supply or demand of competing properties in an area; changes in interest rates, zoning and other governmental regulations and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when a property is not generating revenue; inflation; and changes in tax laws and rates. Realization of any of these risks could reduce the demand for our current or future properties and a reduction in demand could result in a loss to the Company upon the sale of a property.

Our real estate activities will be subject to vigorous competition from other properties and other real estate investors, which may reduce our earnings:

It is anticipated that any real estate projects acquired directly or indirectly by the Company will have vigorous competition from similar properties in the vicinity. The success of the Company may depend upon the success of its subsidiaries in competing with similar businesses within the vicinity. In addition, if there are numerous other investors bidding for real property, some of them may have greater financial resources and more experience than the Company or its subsidiaries. There is generally limited publicly available information about such properties, and the Company must rely on the due diligence of management and the Company’s third party contractors and agents to obtain information in connection with the Company's investment decisions.

Development costs are difficult to estimate and if costs exceed our budget we may lose money on the sale of a property:

Our estimate of the costs of improving, repositioning or developing an acquired property may prove to be too low, and, as a result, the property may fail to meet our estimates of the profitability of the property, either temporarily or for a longer time. Our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or necessary improvements until after the property is acquired, which could significantly increase our total acquisition costs.

The U.S. real estate market is cyclical, and is experiencing a downturn, which may increase the difficulty of selling our future property:

Investment in real estate involves a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. The market for property in the United States tends to be cyclical, with periods in which the prices of properties rise and fall. Prices are now falling, which may reduce any return generated upon the sale of our future property.

Many real estate costs are fixed and must be paid even if the property is not generating revenue:

Our financial results depend primarily on being able to add value and then sell properties to others on terms favorable to us. Many costs associated with real estate investment, such as debt service, real estate taxes and maintenance costs, generally are not reduced even when a property is not fully improved or used. Thus, even a small increase to the time in which a real estate project can be sold can result in a significant increase in the carry costs of the property. As a result, cash flow from the operations of our properties may be reduced if we encounter a delay in anticipated development. Additionally, new properties that we may acquire may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully developed and sold.

There is no assured market for properties and we may be unable to sell a property in a timely manner, which would reduce our earnings:

Liquidity relates to the ability of the Company to sell a property in a timely manner at a price that reflects the fair market value of that property. The illiquidity of properties may adversely affect the ability of the Company to dispose of such properties in a timely manner and at a fair price at times when the Company deems it necessary or advantageous. The timing and likelihood of liquidation events is uncertain and unpredictable and affected by general economic and property-specific conditions. There may not be a market, or the market may be very limited, for the real estate which the Company will try to sell, even though the Company makes appropriate efforts to cover the available market. Investments in real properties are generally not liquid. The real estate the Company owns and is targeting does not generate rents or cash flow of any kind and is dependent on sale of the real property. The Company may not be able to dispose of its current and future properties within its anticipated time schedule and the sales of such properties may not be made at the prices projected by the Company.

We are subject to zoning and environmental controls that may restrict the use of our property:

Governmental zoning and land use regulations may exist or be promulgated that could have the effect of restricting or curtailing certain uses of the Company’s real estate. Such regulations could adversely affect the value of any of the Company's properties affected by such regulations. In recent years real estate values have also sometimes been adversely affected by the presence of hazardous substances or toxic waste on, under or in the environs of the property. A substance (or the amount of a substance) may be considered safe at the time the property is purchased but later classified by law as hazardous. Owners of properties have been liable for substantial expenses to remedy chemical contamination of soil and groundwater at their properties even if the contamination predated their ownership. Although the Company intends to exercise reasonable efforts to assure that no properties are acquired that give rise to such liabilities, chemical contamination cannot always be detected through readily available means, and the possibility of such liability cannot be excluded.

Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate property contaminations at any of the Company's properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We have not been notified by any governmental authority, however, of any non-compliance, liability or other claim in connection with any of our properties, and we are not aware of any other environmental condition with respect to any of our properties that management believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole.

The uses of any of the Company's properties prior to our acquisition and the building materials used at the properties are among the property-specific factors that will affect how the environmental laws are applied to the Company's properties. Though we will attempt to determine the environmental condition of each property as part of our due diligence, we cannot be certain that this investigation will reveal all conditions that may impose an obligation on the Company to mitigate the environmental condition. If we were subject to environmental liability, which could be imposed based on Genesis’ ownership of its property, such liability could adversely affect the value of our shareholders' investment in the Company.

For instance, Genesis encountered a cemetery that was not found in the Phase I environmental report prepared for the Dallas area real estate. While the cemetery did not create major difficulties for Genesis, it did delay development of the real estate during the time period required for local and state authorities to investigate the cemetery and a court order had to be obtained to relocate the graves. The cost of moving the graves was paid by Genesis.

We are subject to uninsured losses that may require substantial payments that would reduce our cash reserves or result in losses:

The Company currently carries no comprehensive liability and casualty insurance and even if it obtains such insurance in the future, certain disaster insurance (such as earthquake insurance) may not be available or may be available only at prices which the Company deems prohibitive. In addition, losses may exceed insurance policy limits, and policies may contain exclusions with respect to various types of losses or other matters. Consequently, all or a portion of the Company's properties may not be covered by disaster insurance and insurance may not cover all losses.

As a developer of residential property, we are subject to risks affecting the homebuilding industry, any of which may reduce the sales price of our property:

The homebuilding industry is substantially affected by changes in national and general economic factors outside of our and the homebuilders’ control, such as:

•	short and long term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence (which can be substantially affected by external conditions, including international hostilities involving the United States);

•	federal mortgage financing programs; and

•	federal income tax provisions.

The cyclicality of the homebuilding industry is also highly sensitive to changes in economic conditions that can occur on a local or regional basis, such as changes in:

•	housing demand;

•	population growth;

•	employment levels and job growth; and

•	property taxes.

Weather conditions and natural disasters such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions can harm homebuilding on a local or regional basis. Many of the properties we intend to acquire may be located in areas regularly impacted by tornadoes and flooding. Civil unrest can also have an adverse effect on the homebuilding industry.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on the homebuilding industry. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of homebuilders’ homes and increase their costs. Rebuilding efforts underway in the gulf coast region of the United States following the destruction caused by the two devastating hurricanes there in the summer of 2005 may cause or exacerbate shortages of labor and/or certain materials.

The difficulties described above can cause demand and prices for homebuilders’ homes to diminish or cause them to take longer and incur more costs to build their homes. In addition, some of the difficulties described above could cause some homebuyers to cancel their home purchase contracts altogether. Any decrease in the number or price of new homes being sold in our markets may reduce the revenue generated by the Company.

The homebuilding industry is cyclical, and is experiencing a downturn. A decline in the prices for new homes would have an adverse effect on the homebuilding industry, and on the revenues to be generated by the Company. Many analysts believe the homebuilding industry is in the early stages of a prolonged downturn nationwide. In many markets nationwide, new home prices have declined in recent months.

III. Risks Associated With Debt Financing

Debt financing carries risks of refinancing difficulties, loss of mortgaged properties, reduced ability to obtain new financing and increases in interest. Moreover, conduit and mezzanine lenders may require cross-collateralization that would put non-leveraged properties at risk of foreclosure.

Our inability to make secured debt payments could result in the loss of any mortgaged property:

The Company does not have any debt on its Dallas property as of the date of this report, but may use debt financing in connection with future properties. If we cannot meet our secured debt obligations, the lender could take the collateral and we would lose both the secured property and the income, if any, it produces. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. The Company (through a subsidiary) could have to pay substantial legal costs in connection with foreclosure of a property, and thus be subject to a deficiency judgment if the foreclosure sale amount is insufficient to satisfy the mortgage.

Rising interest rates could adversely affect our cash flow:

We may borrow money at variable interest rates in the future to finance operations. Increases in interest rates would increase our interest expense on our variable rate debt, which would adversely affect cash flow and our ability to service our debt.

IV. Risks Related to This Offering

There is no market for our common stock and shareholders may be unable to sell their shares:

As of the date of this report, there is no public market for our common stock. Although we have had preliminary discussions with an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, our attempts to list our common stock on the OTC Bulletin Board or any other market may not be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, a market may not develop for the common stock or a market in the common stock may not be maintained. As a result of the foregoing, our shareholders may be unable to sell their shares for any reason. The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

If publicly traded, our stock price could be very volatile:

The market price of common stock quoted for trading on the OTC Bulletin Board can be highly volatile and may continue to be volatile in the future. Any or a combination of the following factors could cause the public market value of our common stock to decline quickly:

•	operating results that differ from market expectations;

•	negative or other unanticipated results of the operations of our subsidiary, Genesis;

•	delays identifying targets;

•	rapid changes in the real estate markets we pursue;

•	changes in government regulations;

•	changes in lending rates; and,

•	general economic and stock market conditions.

The stock market has experienced, and it may continue to experience, significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many small capitalization companies that are not yet profitable or that experience low or inconsistent earnings. Often, the affect on the price of such securities is disproportionate to the operating performance of such companies. In our case, such broad market fluctuations may adversely affect our shareholders' ability to dispose of their shares at a price equal to or above the price at which they purchased such shares.

Our controlling shareholder may exert considerable influence over elections and other decisions:

As of the date of this report, the Bankston Third Family Limited Partnership beneficially owns a majority of the outstanding shares of common stock. As a result, this shareholder is able to effectively control matters requiring the approval by shareholders of the Company, including the election of directors. This concentration of ownership by a single shareholder may also have the effect of delaying or preventing a change in control of the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

Genesis Holdings does not currently own any property, although its subsidiary Genesis owns the approximately 14 acre parcel (only lots not already sold) in Texas described above. Our principal administrative offices are located at 1525 Clover Hill Rd., Mansfield, Texas 76063. Our offices are located in the home of an affiliate of the Company, and the Company does not pay any rent for the use of this space. Since Genesis Holdings is incorporated in Nevada it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 1000 E. William St., Suite 204, Carson City, NV 89701. No activities take place in the resident office. All other activities have been consolidated to the facilities described above.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Common Stock

Our authorized capital common stock consists of 25,000,000 shares of common stock, $0.001 par value per share. As of the date of this report, there are 21,780,226 shares of common stock issued and outstanding, which are held of record by approximately 1175 holders.

Dividend Policy

To date, Genesis Holdings has not paid any cash dividends on its common stock. Genesis Holdings currently intends to retain all of its future earnings for use in their business and, therefore, does not expect to pay dividends in the near future.

Market Information

As of the date of this report, there is no public market for our shares. Management has begun preliminary discussions with a single prospective market maker concerning its participation in the after-market for our securities on the OTC Bulletin Board, but there can be no assurance that this market maker will agree to participate or, if the market maker does agree to participate, that we will be successful in obtaining a listing for our common stock on the OTC Bulletin Board or any other market. There is no assurance that a trading market will ever develop or, if a market does develop that it will continue.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Genesis Holdings, Inc. was incorporated on May 25, 1999 in the state of Nevada. The Company is a holding company for subsidiary acquisitions.

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots. On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and the members of Genesis Land Development, LLC. The Company acquired 100% of the ownership interest of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock.

For accounting purposes, the acquisition is treated as a recapitalization rather than a business combination. After the merger, AABB, Inc. changed its name to Genesis Holdings, Inc. The Company was considered a development stage company prior to its acquisition of Genesis Land Development, LLC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $38,500 per lot as determined by the option agreement.

Cost includes land, construction costs including hard and soft cost, capitalized interest, capitalized property taxes and loan costs.

Sales and Profit Recognition

In accordance with statement of financial accounting standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” development land sales will be recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement.

The costs of acquiring and developing land are accumulated and will be charged to cost of sales as the related inventories are sold.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at December 31, 2006 and 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Issued for Non-Cash Transactions

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were 1,800,000 shares of common stock issued during 2006 for consulting services valued at $15,000.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings per share are excluded.

SELECTED FINANCIAL INFORMATION

	Year Ended
	12/31/2006	12/31/2005
Statement of Operations Data:
Total revenue	$2,334,919	$2,310,000
Income from operations	565,663	646,373
Income from operations before corporation income and Texas franchise taxes	$499,130	$588,850
Net income	$436,656	$588,850
Net income per share - basic and diluted	$0.02	$0.03
Balance Sheet Data:
Total assets	$1,509,396	$3,037,023
Total liabilities	469,909	2,449,910
Stockholders' equity	$1,039,487	$587,113

Results of Operations

Revenues. Revenues from operations for the year ended December 31, 2006 increased from the year ended December 31, 2005, due to an increase in the selling price of the lots in 2006. This is offset by the fact that there were 60 lots sold during the year ended December 31, 2005 and there were 58 lots sold in the year ended December 31, 2006.

Cost of Sales. The cost of sales decreased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the decrease in the number of lots sold described above.

Operating expenses

	Year Ended		Increase
	12/31/2006	12/31/2005	(Decrease)
Cost of sales	$1,546,579	$1,600,757	$54,178
General and administrative expenses:
Accounting and legal	$75,933	$52,310	$23,623
Property taxes	121,177	-	121,177
Other	25,567	10,560	15,007
Total operating	$222,677	$62,870	$159,807

Operating Expenses. Operating expenses increased by $159,807 to $222,677 for the year ended December 31, 2006, as compared to $62,870 for the year ended December 31, 2005, approximately a 254% increase. This increase is primarily due to an increase in accounting and legal expenses due to the filing of a registration statement with the Securities and Exchange Commission and property taxes incurred during the year ended December 31, 2006.

Liquidity and Capital Resources. We currently have no material commitments for capital expenditures and have no fixed expenses.

To date we have financed our operations with cash from our operating activities and the following loans:

On October 1, 2005, the Company’s subsidiary received a land development loan for $3,625,000 from Texas Bank. The loan bore an interest rate of 8.25%, and was paid off during 2006.

On October 13, 2004, the Company’s subsidiary received a $417,000 note from Texas Bank. The loan bore an interest of 8.25% and was paid off during 2006.

During 2005, the Company’s subsidiary entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Don Bankston. The loans bear interest at a rate of 7%, and principal is due on demand.

Working capital is summarized and compared as follows:

	December 31,
	2006	2005
Current assets	$1,509,396	$3,037,023
Current liabilities	469,909	2,449,910
Working capital	$1,039,487	$587,113

Our net cash provided by operations was $2,052,251 for the year ended December 31, 2006. Net income for the year ended December 31, 2006 was $436,656, and included non-cash items such as consulting services paid with common stock of $15,000, and interest paid by the increase in notes payable of $18,920. We also had cash provided to us by a decrease in an investment in fully developed residential lots held for sale of $1,577,334, accounts payable and accrued expenses of $41,825, and corporation and Texas franchise taxes payable of $50,389. We used cash to fund an increase in accounts receivable of $82,603, and prepaid expenses of $5,270.

Our net cash provided by operations for the year ended December 31, 2005, consisted of net income of $588,850, and included non-cash interest paid by the increase in notes payable. We also had cash provided by a decrease in an investment in fully developed residential lots held for sale of $855,750, and an increase in accounts payable of $56,828. This was offset by a decrease in retainage payable of $135,579.

There was no net cash used or provided from investing activities for the years ended December 31, 2006 and 2005.

Our net cash used by financing activities during the year ended December 31, 2006 were repayment of land development loans payable, and notes payable for Don Bankston in the amounts of $2,034,074 and $57,061, respectively. These were offset by expenses paid by a stockholder and donated to the Company in the amount of $718.

Our net cash used by financing activities during the year ended December 31, 2005 were repayment of land development loans payable of $2,007,926. This was offset by proceeds from land development loans of $382,772, proceeds from notes payable for Don Bankston of $243,504 and expenses paid by a stockholder and donated to the Company in the amount of $2,000.

ITEM 7 - FINANCIAL STATEMENTS

The required accompanying financial statements begin on page 22 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on that evaluation, our principal executive and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

(b) There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2006.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and the officers and directors named below are not acting on behalf of, or at the direction of, any other person.

Name	Age	Position	Term
Jason Pratte	35	CEO, CFO, President, Director	Since 2001
Larry Don Bankston	59	Director	Since July 2006

Jason Pratte: Since April 2001, Mr. Pratte has served as the Chief Executive Officer of Diagnostic International, Inc., dba Aerobic Life, a nutritional supplement company located in Phoenix, Arizona. In February of 2006, Mr. Pratte began serving as a board member of Life Development Institute, a non-profit educational institution based in Arizona. Mr. Pratte earned a BA degree from Baylor University in Texas. Mr. Pratte devotes approximately 10 hours per week on average to the business of the Company.

Larry Don Bankston: Since 1985, Mr. Bankston has been the Chief Executive Officer of Bankston Electric Company, Inc. (BECI), a commercially licensed electrical contracting company based in Texas. BECI serves the Dallas and Fort Worth metropolitan area providing services in new construction, remodeling, repair and trouble call related electrical services including today’s latest computerized motor controls, equipment and appliance applications. Mr. Bankston created Genesis Land Development, LLC with two partners in July 2003. In July 2004 Mr. Bankston bought out the two other partners and owned the company exclusively until its merger with AABB. Genesis Land Development completed its first residential development in 2005, which consisted of the 55 acre, 172 lot “Bankston Meadows” development. Mr. Bankston has devoted an average of 40 hours per week to the business of Genesis over the last year.

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year. The Company's Board of Directors has not established any committees. The entire Board of Directors is currently acting as the audit committee. There is no "audit committee financial expert," as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors. However, our two directors believe that they have sufficient knowledge and experience to fulfill their duties and obligations with respect to audit committee functions of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that the Company’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2006.

Code of Ethics

The Company has not adopted a code of ethics with standards as set out by the SEC's regulations as of the date of this filing, due to the small size of the Company. Should the Company increase in size, management intends to reconsider the need for a code of ethics.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

Name and Principal Position	Year	Salary	All Other Compensation	Total
Jason Pratte, CEO	2004	0	0	0
	2005	0	0	0
	2006	0	0	0

There was no compensation paid to any other director or officer during the fiscal years ended December 31, 2004-2006.

Employment Agreements

The Company has not entered into employment agreements with any of its officers as of the date of this filing.

Director Compensation

The Company’s directors did not receive any cash or other compensation during any of the respective years ended December 31, 2006, 2005 or 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock as of March 30, 2007 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common stock of the Company, (b) each executive officer, director and nominee for director of the Company, and (c) directors and executive officers of the Company as a group. As of March 30, 2007, the Company had 21,780,226 shares of common stock outstanding.

Title of Class	Name & Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (3)
Common Stock	Larry Don Bankston, Director	19,000,000(4)	88.6%
Common Stock	Jason Pratte, President, CEO, CFO, Director	0	n/a
Common Stock	Directors and Officers as a group, 2 people	19,000,000	88.6%

(1) The address of each beneficial owner is c/o Genesis Holdings, Inc., 1525 Clover Hill Road, Mansfield, Texas 76063.

(2) All of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) The "Percentage of Class" is calculated by dividing the amount of shares beneficially owned by the sum of the total outstanding shares of common stock of the Company.

(4) Includes 19,000,000 shares held by the Bankston Third Family Limited Partnership, of which Larry Don Bankston is the controlling partner.

The Company has no equity compensation plans.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2006, Genesis Holdings entered into a Merger Agreement with Genesis Land Development, LLC to acquire Genesis Land Development, LLC as a wholly-owned subsidiary in exchange for the issuance of 19,000,000 shares of Genesis Holdings common stock.

Mr. Bankston controls the Bankston Third Family Limited Partnership, the sole equity holder in Genesis Land Development, LLC. Other than through beneficial ownership of this equity, there was no relationship between Mr. Bankston and the Company.

On January 1, 2006, Genesis Holdings entered into Consulting Agreements with William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital, whereby William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital agreed to provide consulting services to the Company for a one-year period. In exchange for entering into the agreement and performing the services required thereby, William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital received an aggregate of 1,800,000 shares of common stock in the Company. The Company is not required to make any additional payments to William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital, but is responsible for reimbursing certain expenses incurred to William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital during the performance of their duties.

Genesis entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Larry Don Bankston. The loans bear interest at a rate of 7%. Principal is due on demand. The principal and accrued interest balance at June 30, 2006 was $314,404. These notes have not been documented in writing.

On September 30, 2003, Larry Don Bankston contributed the Dallas real estate to Genesis.

None of the Company’s directors are independent. Although the Company is not subject to any listing standards with respect to director independence, for purposes of this determination the Company used the NASDAQ director independence standard.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The exhibits marked with an "*" were filed with the Company's original Form 8-A12G on August 10, 2001, and those marked with a “#” were filed with the Company’s initial Form SB-2 on September 15, 2006. The remaining exhibits are filed with this report.

Exhibit #	Description
*3.1	Articles of Incorporation

*3.2	By-Laws

#10.1	Agreement of Purchase and Sale dated June 3, 2005 by and between Genesis Land Development, LLC and Wall Homes, Inc.

#10.2	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and William E. Lane

#10.3	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and RD Bickerstaff

#10.4	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Laura Poulson

#10.5	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Heritage West Capital

#10.6	Merger Agreement, dated July 1, 2006, by and among AABB, Inc., AABB Acquisition Sub, Inc., Genesis Land Development, LLC and certain shareholders

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Chief Financial Officer

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Chief Financial Officer

Reports on Form 8-K

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in the prior fiscal year to its principal accountant, Weaver & Martin, LLC:

Year ended December 31, 2006
1. Audit fees	$12,500
2. Audit-related fees	—
3. Tax fees	—
4. All other fees	—
Totals	$12,500

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees. As the Company does not have an audit committee, the entire Board pre-approves all services provided by the Company's principal accountant.

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Genesis Holdings, Inc.

We have audited the accompanying balance sheets of Genesis Holdings, Inc. as of December 31, 2006 and December 31, 2005 and the related statements of operations, shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Holdings, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 16, 2007

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash	$10,778	$48,944
Investment in fully developed
residential lots held for sale	1,410,745	2,988,079
Accounts receivable	82,603	-
Prepaid expenses	5,270	-

TOTAL ASSETS	$1,509,396	$3,037,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$152,898	$111,073
Corporation and Texas franchise taxes payable	50,389	-
Land development loans payable	-	2,034,074
Notes payable and accrued interest - Don Bankston	266,622	304,763

TOTAL LIABILITIES	469,909	2,449,910

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value
Authorized - 25,000,000 shares
Issued and outstanding
December 31, 2006 - 21,780,226 shares	21,780	-
December 31, 2005 - 19,980,226 shares as restated	-	19,980
Additional paid-in capital	581,051	567,133
Retained earnings	436,656	-
TOTAL STOCKHOLDERS’ EQUITY	1,039,487	587,113
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,396	$3,037,023

See Accompanying Notes.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES - SALE OF LOTS	$2,334,919	$2,310,000

COST OF SALES	1,546,579	1,600,757

GROSS PROFIT	788,340	709,243

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and legal	75,933	52,310
Property taxes	121,177	-
Other	25,567	10,560

TOTAL GENERAL AND
ADMINISTRATIVE EXPENSES	222,677	62,870

INCOME FROM OPERATIONS	565,663	646,373

INTEREST EXPENSE	66,533	57,523

INCOME BEFORE CORPORATION
INCOME AND TEXAS FRANCHISE TAX	499,130	588,850

CORPORATION INCOME AND
TEXAS FRANCHISE TAX	62,474	-

NET INCOME	$436,656	$588,850

NET INCOME PER COMMON SHARE

Basic and Diluted	$.02	$.03

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	21,780,226	19,980,226

See Accompanying Notes.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-In	Retained	Deficit Accumulated During The Development	Member’s
	Shares	Amount	Capital	Earnings	Stage	Equity	Total
BALANCE,
DECEMBER 31, 2005	980,226	$980	$2,000	$-	$ (2,980)	$587,113	$587,113

COMMON STOCK ISSUED
FOR GENESIS LAND
DEVELOPMENT, LLC IN
CONNECTION WITH
MERGER (REVERSE
ACQUISITION)	19,000,000	19,000	565,133	-	2,980	(587,113)	-

BALANCE, DECEMBER
31, 2005, AS RESTATED
AFTER MERGER	19,980,226	19,980	567,133	-	-	-	587,113

COMMON STOCK ISSUED
FOR CONSULTING
SERVICES	1,800,000	1,800	13,200	-	-	-	15,000

EXPENSES PAID BY A
STOCKHOLDER AND
DONATED TO THE
COMPANY	-	-	718	-	-	-	718

NET INCOME FOR THE
YEAR ENDED
DECEMBER 31, 2006	-	-	-	436,656	-	-	436,656

BALANCE, DECEMBER
31, 2006	21,780,226	$21,780	$581,051	$436,656	$-	$-	$1,039,487

See Accompanying Notes.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$436,656	$588,850
Adjustments to reconcile net income
To net cash provided by operating activities:
Consulting services paid with common stock	15,000	-
Interest paid by increase in notes payable to
Don Bankston	18,920	61,259
Changes in operating assets and liabilities:
Investment in fully developed residential
lots held for sale	1,577,334	855,750
Accounts receivable	(82,603)	-
Prepaid expenses	(5,270)	-
Accounts payable and accrued expenses	41,825	56,828
Retainage payable	-	(135,579)
Corporation and Texas franchise
taxes payable	50,389	-

NET CASH PROVIDED BY
OPERATING ACTIVITIES	2,052,251	1,427,108

CASH FLOWS FROM INVESTING ACTIVIITES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from land development loans	-	382,772
Repayment of land development loans payable	(2,034,074)	(2,007,926)
Proceeds from notes payable - Don Bankston	0	243,504
Repayment of notes payable - Don Bankston	(57,061)	-
Expenses paid by stockholder and donated to the company	718	2,000

NET CASH (USED) BY
FINANCING ACTIVITIES	(2,090,417)	(1,379,650)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(38,166)	47,458

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	48,944	1,486

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,778	$48,944

See Accompanying Notes.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.) (CONTINUED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$31,719	$270,548

Taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Consulting services paid with common stock	$15,000	$-

Expenses paid by stockholder and donated
to the company	$718	$-

Interest paid by increase in notes payable to
Don Bankston	$18,920	$61,259

See Accompanying Notes.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business and History of Company

Genesis Holdings, Inc. (the Company) was incorporated on May 25, 1999 in the state of Nevada. The Company is a holding company for subsidiary acquisitions.

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots.

On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and the members of Genesis Land Development, LLC. The Company acquired 100% of the ownership interest of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the company’s common stock.

For accounting purposes, the acquisition is treated as a recapitalization rather than a business combination.

After the merger, AABB, Inc. changed its name to Genesis Holdings, Inc.

The Company was considered a development stage company prior to its acquisition of Genesis Land Development, LLC.

Basis of Presentation

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and the liquidation of liabilities in the normal course of business.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $38,500 per lot as determined by the option agreement as disclosed in footnote 2.

Cost includes land, construction costs, including hard and soft cost, capitalized interest, capitalized property taxes and amortization of loan costs.

Sales and Profit Recognition

Land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement.

The costs of acquiring and developing land are accumulated and will be charged to cost of sales as the related inventories are sold.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at December 31, 2006 and 2005, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realized in a current market exchange.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net earnings (loss) per share are excluded.

Recently Issued Accounting Standards Not Yet Adopted

There currently are no recently issued accounting standards with pending adoptions that have any applicability to the Company.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 OPTION AGREEMENT

On June 3, 2005, the Company entered into an option agreement to sell 171 lots to Well Homes, Inc. under the following terms and conditions:

1.	Sales price - 171 lots at $38,500 for a total of $6,583,500. The price increases 6% each year.

2.	Lot closing schedule:

1st closing - at date of closing - 60 lots at $38,500
2nd closing - 6 months from initial closing - 28 lots at $38,500 plus 6%
3rd to final closing - every 6 months - 28 lots each closing at $38,500 plus 6%

As of December 31, 2006, the Company has received payments for 118 lots.

NOTE 3 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable and accrued expenses as of December 31, 2006 and 2005 are as follows:

	2006	2005
Construction Costs	$87,573	$111,073
Property Taxes	60,380	-
Professional Fees	4,945	-
	$152,898	$111,073

NOTE 4 LAND DEVELOPMENT LOANS PAYABLE

At December 31, 2005, the Company had the following land development loans which were paid off in 2006:

On October 1, 2003, the Company received a land development loan for $3,625,000 from Texas Bank for developing land into the proposed Bankston Meadows Subdivision. The details of the loan are as follows:

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 LAND DEVELOPMENT LOANS PAYABLE (CONTINUED)

1.	Maximum loan amount - $3,625,000.

2.	Interest rate - the greater of prime plus 1% or 6%. The interest rate ranged from 6.4% to 8.25% during the year.

3.	Maturity - October 1, 2006.

4.	Security - Land and improvements in Bankston Meadows Subdivision.

5.	Personal guarantors - Don Bankston.

6.	Balance due at December 31, 2006 and 2005 was $-0- and $1,617,074, respectively.

7.	Interest rate at December 31, 2005 was 8.25%.

8.	Deed releases - 90% of sales proceeds per lot.

On October 13, 2004, the Company received a $417,000 note from Texas Bank. The  loan bears interest at prime plus 1% payable quarterly (8.25% at December 31, 2005) was secured by the land on the proposed Bankston Meadows Subdivision, and matured  on October 13, 2006. The principal balance at December 31, 2006 and 2005 was $-0- $417,000, respectively.

NOTE 5 NOTES PAYABLE, DON BANKSTON

The Company entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Don Bankston. The loans bear interest at a rate of 7%. Principal is due on demand. The principal and accrued interest balance at December 31, 2006 and 2005 was $266,622 and $304,763, respectively.

NOTE 6 INTEREST EXPENSE

Interest expense for the years ended December 31, 2006 and 2005 were $66,533 and $55,723, respectively. In addition, interest costs were capitalized as part of the development costs for the Bankston Meadows Subdivision. Capitalized interest costs for the year ended December 31, 2006 and 2005 were $-0- and $174,694, respectively.

GENESIS HOLDINGS, INC.
(FORMERLY KNOWN AS AABB, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7	COMMON STOCK TRANSACTIONS

On January 1, 2006, the Company issued 1,800,000 shares to consultants. The stock was valued at $15,000, which was the fair market value of the consulting services rendered.

We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments by using the market price of our stock.

NOTE 8	INCOME TAXES

The provisions for income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Current United States of America
Corporation Income Tax	$27,765	$-
Texas Franchise Tax	34,709	-
	$62,474	$-
Deferred	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
Effect on taxes relating to income
prior to July 1, 2006 (LLC)	(23.8)%	(34.0)%
Effect of surcharge exemptions	(2.2)%
Effect of deducting state franchise tax	(2.4)%
	5.6%	0%

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2007

Genesis Holdings, Inc., a Nevada corporation

By	/s/ Jason Pratte
Jason Pratte, Chief Executive and Chief Financial Officer