Form 10QSB
period 2007-03-31
GENESIS HOLDINGS, INC.
filed 2007-05-15
CIK 1129695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended March 31, 2007

Commission File No. 000-33073

GENESIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2775009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 Clover Hill Rd.	76063
Mansfield, Texas (Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (817) 477-3863

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity:
Class	Outstanding as of May 11, 2007
Common stock, $0.001 par value	21,780,226
Transitional Small Business Disclosure Format : Yes ☐ No ☒

GENESIS HOLDINGS, INC.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
UNAUDITED

ASSETS

2007

ASSETS
Cash and cash equivalents	$1,099,320
Investment in fully developed residential lots held for sale	718,681
Prepaid expenses	3,224

TOTAL ASSETS	$1,821,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses
Related	$49,978
Unrelated	136,608
Corporation income and Texas franchise taxes payable	133,387
Notes payable and accrued interest - Don Bankston	270,679

TOTAL LIABILITIES	$590,652

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value Authorized-25,000,000 shares
Issued and outstanding - 21,780,226 shares	21,780
Additional paid-in capital	581,051
Retained earnings	627,742

TOTAL STOCKHOLDERS’ EQUITY	1,230,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,821,225

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006

REVENUE - SALE OF LOTS	$1,091,519	$1,111,144

COST OF SALES	692,460	747,289

GROSS PROFIT	399,059	363,855

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and legal	27,072	18,947
Property taxes	28,898	43,265
Other	2,175	15,718

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	58,145	77,930

INCOME FROM OPERATIONS	340,914	285,925

OTHER INCOME AND EXPENSE
Interest income	14,969	—
Interest expense	(54,035)	(28,653)

TOTAL OTHER INCOME AND EXPENSE	(39,066)	(28,653)

INCOME BEFORE CORPORATION INCOME AND TEXAS FRANCHISE TAXES	301,848	257,272

CORPORATION INCOME AND TEXAS FRANCHISE TAXES	110,762	—

NET INCOME	$191,086	$257,272

NET INCOME PER COMMON SHARE

Basic and Diluted	$.01	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	21,780,226	21,780,226

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$191,086	$257,272
Adjustments to reconcile net income
To net cash provided by operating activities:
Consulting services paid with common stock	—	15,000
Interest paid by increase in notes payable to Don Bankston	4,057	4,586
Changes in operating assets and liabilities:
Investment in fully developed residential lots held for sale	692,064	746,493
Accounts receivable	82,603	—
Prepaid expenses	2,046	—
Accounts payable and accrued expenses	33,688	766
Corporation income and Texas franchise taxes payable	82,998	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,088,542	1,024,117

CASH FLOWS FROM INVESTING ACTIVIITES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of land development loans payable	—	(960,390)

NET CASH (USED) BY FINANCING ACTIVITIES	—	(960,390)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,088,542	63,727

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,778	48,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,099,320	$112,671

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

Interest	$—	$24,086

Taxes	$—	$—

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Consulting services paid with common stock	$—	$15,000

Interest paid by increase in notes payable to Don Bankston	$4,057	$4,586

See Accompanying Notes.

GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Genesis Holdings, Inc. (the “Company”) was incorporated on May 25, 1999 in the state of Nevada. The Company is a holding company for subsidiary acquisitions.

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots.

On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisition Sub, Inc., certain shareholders and the members of Genesis Land Development, LLC. The Company acquired 100% of the ownership interests of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock.

For accounting purposes, the acquisition was treated as a recapitalization rather than a business combination.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Genesis Holdings, Inc. and its 100% ownership interest in Genesis Land, Inc.

All material inter-company accounts and transactions have been eliminated.

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

GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
UNAUDITED
NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $38,500 per lot as determined by the option agreement as disclosed in footnote Number 2.

Cost includes land, construction costs, including hard and soft cost, capitalized interest, capitalized property taxes and unamortized loan costs.

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

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at March 31, 2007 and 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realized in a current market exchange.

GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net earnings per share are excluded.

Recently Issued Accounting Standards Not Yet Adopted

There currently are no recently issued accounting standards with pending adoptions that have any applicability to the Company.

NOTE 2	OPTION AGREEMENT

On June 3, 2005, the Company entered into an option agreement to sell 171 lots to Wall Homes, Inc. under the following terms and conditions:

1.	Sales price - 171 lots at $38,500 for a total of $6,583,500. The price increases 6% each year.

2.	Lot closing schedule:

1st closing - at date of closing - 60 lots at $38,500
2nd closing - 6 months from initial closing - 28 lots at $38,500 plus 6%
3rd final closing - every 6 months - 28 lots each closing at $38,500 plus 6%

The agreement was extended until January 2, 2008.

As of March 31, 2007, the Company has received payments for 144 lots.

GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
UNAUDITED

NOTE 3	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

From January 28, 2005 through April 29, 2005, Larry Don Bankston (the majority beneficial owner of the Company) loaned the Company approximately $300,000. Mr. Bankston obtained the funds to loan the Company by “cashing in” a number of his pension and retirement savings accounts. In connection with this transaction, Mr. Bankston had to pay early withdrawal tax penalties and loss of interest penalties due to the early withdrawal of the funds. On March 31, 2007, the Company agreed to reimburse Mr. Bankston $49,978 for the losses he incurred. The transaction was recorded as interest expense.

NOTE 4	NOTES PAYBLE, DON BANKSTON

The Company entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Larry Don Bankston. The loans bear interest at a rate of 7%. Principal is due on demand. The principal and accrued interest balance at March 31, 2007 and 2006 was $270,679 and $309,349, respectively.

NOTE 5	COMMON STOCK TRANSACTIONS

On January 1, 2006, the Company issued 1,800,000 shares to consultants. The stock was valued at $15,000, which was the fair market value of the consulting services rendered.

We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments in accordance with FAS 123R.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 13 below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2006 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Genesis Holdings, Inc. was incorporated on May 25, 1999 in the state of Nevada. The Company is a holding company for subsidiary acquisitions.

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots. On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisition Sub, Inc., certain shareholders and the members of Genesis Land Development, LLC. The Company acquired 100% of the ownership interests of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock. Genesis Land Developments, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

For accounting purposes, the acquisition was treated as a recapitalization rather than a business combination. After the merger, AABB, Inc. changed its name to Genesis Holdings, Inc. The Company was considered a development stage company prior to its acquisition of Genesis Land Development, LLC.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Genesis Holdings, Inc. and its 100% ownership interest in Genesis Land, Inc.

All material inter-company accounts and transactions have been eliminated.

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $38,500 per lot as determined by the Company’s option agreement with Wall Homes dated June 3, 2005.

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

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at March 31, 2007 and 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended
	03/31/2007	03/31/2006
Statement of Operations Data:
Total revenue	$1,091,519	$1,111,144
Income from operations	340,914	285,925
Income from operations before corporation income and Texas franchise taxes	$301,848	$257,272
Net income	$191,086	$257,272
Net income per share - basic and diluted	$0.01	$0.01
Balance Sheet Data:
Total assets	$1,821,225	$2,354,257
Total liabilities	590,652	1,494,872
Stockholders’ equity	$1,230,573	$859,385

Results of Operations

Revenues. Revenues from operations decreased $19,625 as summarized below:

Three months ended March 31, 2007 Sold 26 lots at $41,981 per lot	$1,091,519

Three months ended March 31, 2006 Sold 28 lots at $39,684 per lot	1,111,144

Decrease in revenue	$19,625

Cost of Sales. The cost of sales decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the decrease in the number of lots sold as follows:

Three months ended March 31, 2007 Cost of lots sold - 26 lots @ $26,633	$692,460

Three months ended March 31, 2006 Cost of lots sold - 28 lots @ $26,689	747,289

Decrease in cost of sales	$54,829

General and Administrative Expenses. General and administrative expenses decreased by $19,785 to $58,145 for the three months ended March 31, 2007 as compared to $77,930 for the three months ended March 31, 2006, a 25% decrease.

Accounting and legal expenses increased $8,125 due to required filings with the Securities and Exchange Commission.

Property taxes decreased $14,367 due to owning less lots in 2007 as compared to 2006.

Other general and administrative expenses decreased $13,543. In 2006, the Company paid consulting fees of $15,000 which it did not incur in 2007.

Liquidity and Capital Resources. We currently have no material commitments for capital expenditures and have no fixed expenses.

To date we have financed our operations with cash from our operating activities and the following loans:

On October 1, 2005, the Company received a land development loan for $3,625,000 from Texas Bank. The loan bore an interest rate of 8.25%, and was paid off during 2006.

On October 13, 2004, the Company received a $417,000 note from Texas Bank. The loan bore an interest of 8.25% and was paid off during 2006.

During 2005, the Company entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Don Bankston. The loans bear interest at a rate of 7%, and principal is due on demand.

Working capital is summarized and compared as follows:

	March 31,
	2007	2006

Current assets	$1,821,225	$2,354,257

Current liabilities	590,652	1,494,872

Working capital	$1,230,573	$859,385

Our net cash provided by operations was $1,088,542 for the three months ended March 31, 2007. Net income for the three months ended March 31, 2007 was $191,086, and included interest paid by the increase in notes payable of $4,057. We also had cash provided to us by a decrease in an investment in fully developed residential lots held for sale of $692,064, accounts payable and accrued expenses of $33,688, corporation and Texas franchise taxes payable of $82,998, and collection of our accounts receivable in the amount of $82,603.

Our net cash provided by operations for the three months ended March 31, 2006, consisted of net income of $257,272, and included non-cash expenses of $19,586. We also had cash provided by a decrease in an investment in fully developed residential lots held for sale of $746,493.

There was no net cash used or provided from financing activities for the three months ended March 31, 2007.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. For a more detailed discussion of the risks facing us, you should review the "Risk Factors" section contained in our Form 10-KSB for the fiscal year ended December 31, 2006.

Risks Related to Our Business

•	Management may not run the company in a profitable manner.

•	We may not be able to locate and acquire suitable companies for our future acquisitions and any failure to acquire suitable companies may result in losses to us and our investors.

•	We have a limited operating history in real estate development and therefore, predicting our future performance is difficult.

•	We may not have access to sufficient capital to pursue our acquisition strategies and therefore may be unable to achieve our planned future growth.

•	We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

•
We have not yet identified any specific target businesses to acquire through a purchase or merger or any specific areas of real estate development that we intend to pursue and we may acquire businesses that our shareholders do not approve of.

•	We have not conducted research to determine whether there is demand in the market for a business combination with us and, if not, we may not be able to acquire suitable businesses.

•	Our lack of diversification subjects our investors to a greater risk of losses.

•	Control of the Company may change and any new management may not successfully run our business.

•	We currently have only one officer and two directors each of whom have other employment obligations.

•	Investors may not be able to review the terms of potential business combinations and any combination could result in losses.

•	We are subject to currently unforeseeable risks associated with our potential business combinations, any of which could result in losses.

•	Leveraged transactions may encumber our assets and reduce any returns to investors.

•	Our business will be negatively affected if we do not keep pace with the latest real estate development trends and consumer preferences.

•	Management has limited experience with real estate development and may not manage current or future projects successfully.

•	We may not be able to manage rapid growth and acquisition of substantial new opportunities effectively.

•	Our ownership of real estate may result in losses if demand for property declines.

•	Our real estate activities will be subject to vigorous competition from other properties and other real estate investors, which may reduce our earnings.

•	Development costs are difficult to estimate and if costs exceed our budget we may lose money on the sale of a property.

•	The U.S. real estate market is cyclical, and is experiencing a downturn, which may increase the difficulty of selling our future property.

•	Many real estate costs are fixed and must be paid even if the property is not generating revenue.

•	There is no assured market for properties and we may be unable to sell a property in a timely manner, which would reduce our earnings.

•	We are subject to zoning and environmental controls that may restrict the use of our property.

•	We are subject to potential uninsured losses that may require substantial payments that would reduce our cash reserves or result in losses.

•	As a developer of residential property, we are subject to risks affecting the homebuilding industry, any of which may reduce the sales price of our property.

•	Our inability to make secured debt payments could result in the loss of any mortgaged property.

•	Rising interest rates could adversely affect our cash flow.

Risks Related to Our Shares

•	There is no market for our common stock and shareholders may be unable to sell their shares.

•	If publicly traded, our stock price could be very volatile.

•	Our controlling shareholder may exert considerable influence over elections and other decisions.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007. Based on that evaluation, our principal executive and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

(b) There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 17, 2007, the Company's subsidiary entered into a Third Amendment to Agreement of Purchase and Sale with Wall Homes Texas, LLC. The amendment extended the term of the original Agreement to provide that the final lot closing for the Bankston Meadows development would occur on or before January 2, 2008 and also amended certain provisions related to how earnest money and real property taxes will be disbursed and prorated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.7	Third Amendment to Agreement of Purchase & Sale between Genesis Land Development, LLC and Wall Homes Texas, LLC, dated April 17, 2007.

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32 Section 1350 Certification

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007

GENESIS HOLDINGS, INC., a Nevada corporation

	By:	/s/ Jason Pratte
Jason Pratte, Chief Executive and Chief Financial Officer