Form 10QSB
period 2007-06-30
GENESIS HOLDINGS, INC.
filed 2007-08-20
CIK 1129695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended June 30, 2007

Commission File No. 000-33073

GENESIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2775009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 Clover Hill Rd.	76063
Mansfield, Texas (Address of principal executive offices)	(Zip Code)
Issuer's telephone number, including area code: (817) 477-3863

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of August 13, 2007
Common stock, $0.001 par value	21,780,226
Transitional Small Business Disclosure Format : Yes ☐ No ☒

GENESIS HOLDINGS, INC.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
UNAUDITED

2007
ASSETS
Cash and cash equivalents	$60,155
Investments	919,614
Investment in fully developed residential lots held for sale	718,681
Prepaid expenses	1,177

TOTAL ASSETS	$1,699,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$117,572
Corporation income and Texas franchise taxes payable	153,173
Deposit on sale of lots	173,000
TOTAL LIABILITIES	443,745
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value Authorized-25,000,000 shares Issued and outstanding - 21,780,226 shares	21,780
Additional paid-in capital	581,051
Retained earnings	610,626
Accumulated other comprehensive income	42,425

TOTAL STOCKHOLDERS’ EQUITY	1,255,882
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,699,627

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED
	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007	2006

REVENUE - SALE OF LOTS		$-	$324,376	$1,091,519	$1,435,520

COST OF SALES		-	214,377	692,460	961,666

GROSS PROFIT		-	109,999	399,059	473,854

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and legal		14,713	2,200	41,785	21,147
Property taxes		-	3,744	28,898	47,009
Other		5,352	1,914	7,527	1,914
TOTAL GENERAL AND
ADMINISTRATIVE EXPENSES		20,065	7,858	78,210	70,070

INCOME (LOSS) FROM OPERATIONS		(20,065)	102,141	320,849	403,784

OTHER INCOME AND EXPENSE
Interest income		1,726	-	16,695	-
Interest expense		(889)	(26,852)	(54,924)	(55,505)

TOTAL OTHER INCOME AND EXPENSE		837	(26,852)	(38,229)	(55,505)

INCOME (LOSS) BEFORE CORPORATION INCOME AND TEXAS FRANCHISE TAXES		(19,228)	75,289	282,620	348,279

CORPORATION INCOME AND TEXAS FRANCHISE TAXES (BENEFIT)		(2,111)	-	108,651	-

NET INCOME (LOSS)	$	(17,117)	$75,289	$173,969	$348,279

NET INCOME PER COMMON SHARE

Basic and Diluted		$0.00	$0.00	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted		21,780,226	21,780,226	21,780,226	21,780,226

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007	2006

NET INCOME (LOSS)	$	(17,117)	$75,289	$173,969	$348,279

OTHER COMPREHENSIVE INCOME

UNREALIZED GAIN ON MARKETABLE SECURITIES, NET OF TAXES		25,522	-	42,425	-
NET COMPREHENSIVE INCOME		$8,405	$75,289	$216,394	$348,279

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$173,969	$348,279
Adjustments to reconcile net income
To net cash provided by operating activities:
Interest paid by increase in notes payable to
Larry Don Bankston	4,057	9,641
Changes in operating assets and liabilities:
Investment in fully developed residential
lots held for sale	692,064	959,777
Accounts receivable	82,603	-
Prepaid expenses	4,093	-
Accounts payable and accrued expenses	(35,324)	-
Corporation income and Texas franchise
taxes payable	102,784	-
Deposit on sale of lots	173,000	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,197,246	1,317,697

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in marketable securities	(877,189)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(877,189)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable and accrued interest -
Larry Don Bankston	(270,680)	-
Repayment of land development loans payable	-	(1,279,928)

NET CASH (USED) BY FINANCING ACTIVITIES	(270,680)	(1,279,928)

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED

	2007	2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,377	37,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,778	48,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,155	$86,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$54,924	$45,864

Taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Interest paid by increase in notes payable to Larry Don Bankston	$4,057	$9,641

See Accompanying Notes

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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

On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and Genesis Land Development, LLC. The Company acquired 100% of the ownership interests of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock.

For accounting purposes, the acquisition was treated as a recapitalization rather than a business combination.

After the merger, AABB, Inc. changed its name to Genesis Holdings, Inc., and Genesis Land Development, LLC ceased to exist as it was merged into the Company’s wholly-owned subsidiary, Genesis Land, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended December 31, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of Genesis Holdings, Inc. and its 100% ownership interest in Genesis Land, Inc.

All material inter-company accounts and transactions have been eliminated.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents and Marketable Securities

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. All highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable and debt securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments, as well as liquidity requirements, we may occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital - Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond twelve months, are classified as current assets in the accompanying consolidated balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $43,475 per lot as determined by the option agreement as disclosed in footnote Number 2.

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

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at June 30, 2007 and 2006 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realized in a current market exchange.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
UNAUDITED

NOTE 2	OPTION AGREEMENT (CONTINUED)

1st closing - at date of closing - 60 lots at $38,500
2nd closing - 6 months from initial closing - 28 lots at $38,500 plus 6%   3rd final closing - every 6 months - 28 lots each closing at $38,500 plus 6%

The agreement was extended until January 2, 2008. As of June 30, 2007, the Company has received payments for 144 lots.

As of June 30, 2007, the Company received a deposit of $173,000 for the future purchase of lots.

NOTE 3	INVESTMENTS

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale, and reported at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
UNAUDITED

NOTE 4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

From January 28, 2005 through April 29, 2005, Larry Don Bankston (the majority beneficial owner of the Company) loaned the Company approximately $300,000. Mr. Bankston obtained the funds to loan the Company by “cashing in” a number of his pension and retirement savings accounts. In connection with this transaction, Mr. Bankston had to pay early withdrawal tax penalties and loss of interest penalties due to the early withdrawal of the funds. On March 31, 2007, the Company agreed to reimburse Mr. Bankston $49,978 for the losses he incurred. The transaction was recorded as interest expense. All amounts were reimbursed during the six months ended June 30, 2007.

NOTE 5	COMMON STOCK TRANSACTIONS

On January 1, 2006, the Company issued 1,800,000 shares to consultants. The stock was valued at $15,000, which was the fair market value of the consulting services rendered.

We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments in accordance with FAS 123R.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 20 below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2006 that may cause actual results to differ materially.

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

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots. On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and Genesis Land Development, LLC. The Company acquired 100% of the ownership interests of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock. Genesis Land Development, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

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

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $43,475 per lot as determined by the option agreement.

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

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at June 30, 2007 and 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Marketable Securities

Marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.

We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheets.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended			Six Months Ended
	06/30/07		06/30/06	06/30/2007	06/30/2006
Statement of Operations Data:
Total revenue		$-	$324,376	$1,091,519	$1,435,520
Income (loss) from operations		(20,065)	102,141	320,849	403,784
Income (Loss) from operations before corporation income and Texas franchise taxes (benefit)	$	(19,228)	$75,289	$282,620	$348,279
Net income (loss)	$	( 17 117)	$75,289	$173,969	$348,279
Net income per share - basic and diluted		$0.00	$0.00	$0.01	$0.02
Balance Sheet Data:
Total assets				$1,699,627	$2,115,015
Total liabilities				443,745	1,179,623
Stockholders' equity				$1,255,882	$935,392

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues. Revenues from operations decreased $344,001 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as summarized below:

Six months ended June 30, 2007
Sold 26 lots at $41,981 per lot	$1,091,519

Six months ended June 30, 2006
Sold 36 lots at $39,876 per lot	1,435,520

Decrease in revenue	$344,001

Cost of Sales. The cost of sales decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the decrease in the number of lots sold as follows:

Six months ended June 30, 2007 Cost of lots sold - 26 lots @ $26,633	$692,460

Six months ended June 30, 2006 Cost of lots sold - 36 lots @ $26,713	961,666

Decrease in cost of sales	$269,206

General and Administrative Expenses. General and administrative expenses increased by $8,140 to $78,210 for the six months ended June 30, 2007 as compared to $70,070 for the six months ended June 30, 2006, a 12% increase.

Accounting and legal expenses increased by $20,638 to $41,785 for the six months ended June 30, 2007, as compared to $21,147 for the six months ended June 30, 2006, a 98% increase. This is due to required filings with the Securities and Exchange Commission.

Property taxes decreased by $18,111 to $28,898 for the six months ended June 30, 2007, as compared to $47,009 for the six months ended June 30, 2006, a 39% decrease. This is due to owning fewer lots in 2007 as compared to 2006.

Other expenses increased by $5,613 to $7,527 for the six months ended June 30, 2007, as compared to $1,914 for the six months ended June 30, 2006, a 293% increase. This is mainly due to an increase in insurance expenses.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues. Revenues from operations decreased by $324,376 to $0 for the three months ended June 30, 2007 as compared to $324,376 for the three months ended June 30, 2006. This is due to the sale of 8 lots during the three months ended June 30, 2006, and none for the three months ended June 30, 2007. The next sale of lots is scheduled for January of 2008.

Cost of Sales. The cost of sales decreased by $214,377 to $0 for the three months ended June 30, 2007 as compared to $214,377 for the three months ended June 30, 2006. This is due to the sale of 8 lots during the three months ended June 30, 2006, and none for the three months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses increased by $12,207 to $20,065 for the three months ended June 30, 2007 as compared to $7,858 for the three months ended June 30, 2006, a 155% increase.

Accounting and legal expenses increased by $12,513 to $14,713 for the three months ended June 30, 2007, as compared to $2,200 for the three months ended June 30, 2006, a 569% increase. This is due to required filings with the Securities and Exchange Commission.

Property taxes decreased by $3,744 to $0 for the three months ended June 30, 2007, as compared to $3,744 for the three months ended June 30, 2006, a 100% decrease. This is due to owning fewer lots in 2007 as compared to 2006.

Other expenses increased by $3,438 to $5,352 for the three months ended June 30, 2007, as compared to $1,914 for the three months ended June 30, 2006. This is mainly due to an increase in insurance expenses.

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

On October 13, 2004, the Company received a $417,000 note from Texas Bank. The loan bore interest at 8.25% and was paid off during 2006.

During 2005, the Company entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Larry Don Bankston. The loans bore interest at a rate of 7%, and were paid off during April 2007.

Working capital is summarized and compared as follows:

	June 30,
	2007	2006
Current assets	$1,699,627	$2,115,015
Current liabilities	443,745	1,179,623
Working capital	$1,255,882	$935,392

Our net cash provided by operations was $1,197,246 for the six months ended June 30, 2007. Net income for the six months ended June 30, 2007 was $173,969, and included interest paid by the increase in notes payable of $4,057. We also had cash provided to us by a decrease in an investment in fully developed residential lots held for sale of $692,064, prepaid expenses of $4,093, corporation and Texas franchise taxes payable of $102,784, collection of our accounts receivable in the amount of $82,603, and $173,000 deposits received for future sales of lots. These were offset by a decrease in accounts payable and accrued expenses of $35,324.

Our net cash provided by operations for the six months ended June 30, 2006, consisted of net income of $348,279, and included interest paid by the increase in notes payable of $9,641. We also had cash provided by a decrease in an investment in fully developed residential lots held for sale of $959,777.

Our net cash used by investing activities was $877,189 for the six months ended June 30, 2007. It was for the investment in marketable securities.

There was no net cash used or provided from investing activities for the six months ended June 30, 2006.

Our net cash used by financing activities was $270,680 for the six months ended June 30, 2007. It was for the repayment of notes payable and accrued interest to Larry Don Bankston.

Our net cash used by financing activities was $1,279,928 for the six months ended June 30, 2006, which was for the repayment of land development loans payable.

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

Risks Related to Our Business

•	We plan to sell the remaining lots in Bankston Meadows in the near future and upon sale of the final lots we will have no source of additional revenue to pay our ongoing expenses.

•	Management may not run the company in a profitable manner.

•	We may not be able to locate and acquire suitable companies for our future acquisitions and any failure to acquire suitable companies may result in losses to us and our investors.

•	We have a limited operating history in real estate development and therefore, predicting our future performance is difficult.

•	We may not have access to sufficient capital to pursue our acquisition strategies and therefore may be unable to achieve our planned future growth.

•	We depend on key management personnel and the loss of any of them would seriously disrupt our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2007. Based on that evaluation, our principal executive and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

(b) There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007

GENESIS HOLDINGS, INC., a Nevada corporation

	By	/s/ Jason Pratte
Jason Pratte, Chief Executive and Chief Financial Officer