Form 10QSB
period 2007-09-30
GENESIS HOLDINGS, INC.
filed 2007-11-14
CIK 1129695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended September 30, 2007

Commission File No. 000-33073

GENESIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2775009 (I.R.S. Employer Identification No.)
1525 Clover Hill Rd. Mansfield, Texas (Address of principal executive offices)	76063 (Zip Code)
Issuer's telephone number, including area code: (817) 477-3863

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity:
Class	Outstanding as of November 9, 2007
Common stock, $0.001 par value	21,780,226
Transitional Small Business Disclosure Format : Yes ☐ No ☒

GENESIS HOLDINGS, INC.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
UNAUDITED

ASSETS

ASSETS
Cash and cash equivalents	$28,699
Investments	926,032
Investment in fully developed
residential lots held for sale	692,063
Prepaid expenses	1,202

TOTAL ASSETS	$1,647,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$123,779
Corporation income and Texas franchise taxes payable
Currently payable	79,000
Deferred	15,000
Deposit on sale of lots	173,000

TOTAL LIABILITIES	390,779

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value
Authorized-25,000,000 shares
Issued and outstanding - 21,780,226 shares	21,780
Additional paid-in capital	581,051
Retained earnings	632,894
Accumulated other comprehensive income	21,492

TOTAL STOCKHOLDERS’ EQUITY	1,257,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,647,996

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
UNAUDITED

	Three Months Ended September 30,
	2007	2006
REVENUE - SALE OF LOTS	$43,336	$816,335

COST OF SALES	27,183	548,049

GROSS PROFIT	16,153	268,286

GENERAL AND ADMINISTRATIVE EXPENSES	21,127	32,662
Accounting and legal
Property taxes	-	11,923
Other	1,847	20,714

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	22,974	65,299

INCOME (LOSS) FROM OPERATIONS	(6,821)	202,987

OTHER INCOME AND EXPENSE
Interest income	2,042	-
Interest expense	-	(6,804)

TOTAL OTHER INCOME AND EXPENSE	2,042	(6,804)

INCOME (LOSS) BEFORE CORPORATION INCOME AND TEXAS FRANCHISE TAXES	(4,779)	196,183

CORPORATION INCOME AND TEXAS FRANCHISE TAXES (BENEFIT, NET OF REFUNDS)	(27,049)	60,000

NET INCOME	$22,270	$136,183

NET INCOME PER COMMON SHARE
	$0.00	$0.01
Basic and Diluted

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	21,780,226	21,780,226

Nine Months Ended September 30,
2007	2006

$1,134,855	$2,251,855

719,643	1,509,715

415,212	742,140

62,912	53,809
28,898	58,932
9,374	22,628

101,184	135,369
314,028	606,771

18,737	-
(54,924)	( 62,309

(36,187)	( 62,309

277,841	544,462

81,602	60,000

$196,239	$484,462

$0.01	$0.02

21,780,226	21,780,226

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME	$22,270	$136,183	$196,239	$484,462

OTHER COMPREHENSIVE INCOME

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES, NET OF TAXES	(20,933)	-	21,492	-

NET COMPREHENSIVE INCOME	$1,337	$136,183	$217,731	$484,462

See Accompanying Notes

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
UNAUDITED

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,239	$484,462
Adjustments to reconcile net income
to net cash provided by operating activities:
Unrealized gain on marketable securities	21,492	-
Consulting services paid with common stock	-	15,000
Expenses paid by stockholder and donated
to the company	-	718
Deferred income taxes	15,000	-
Changes in operating assets and liabilities:
Investment in fully developed residential lots
held for sale	718,682	1,507,498
Accounts receivable	82,603	-
Prepaid expenses	4,068	-
Accounts payable and accrued expenses	(29,119)	1,204
Corporation income and Texas franchise
taxes payable	28,610	60,000
Deposit on sale of lots	173,000	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,210,575	2,068,882

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in marketable securities	(926,032)	-

NET CASH (USED) BY INVESTING ACTIVITIES	(926,032)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable and accrued interest - Larry Don Bankston	(266,622)	-
Proceeds from notes payable and accrued interest - Larry Don Bankston	-	14,697
Repayment of land development loans payable	-	(2,034,074)

NET CASH (USED) BY FINANCING ACTIVITIES	(266,622)	(2,019,377)

See Accompanying Notes.

GENESIS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
UNAUDITED

	2007	2006
NET INCREASE IN CASHAND CASH EQUIVALENTS	$17,921	$49,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,778	48,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,699	$98,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest	$54,924	$47,632

Taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Consulting services paid with common stock	$-	$15,000

Expenses paid by stockholder and donated to the company	$-	$718

See Accompanying Notes

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business and History of Company

Genesis Holdings, Inc. (the “Company”) was incorporated on May 25, 1999 in the State of Nevada. The Company is a holding company for subsidiary acquisitions.

Genesis Land Development, LLC was formed on September 8, 2003 in the State of Texas, and has been engaged in the business of developing vacant land into single family residential lots.

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

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
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

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $44,124 per lot as determined by the option agreement as disclosed in footnote Number 2.

Cost includes land, construction costs, including hard and soft costs, capitalized interest, capitalized property taxes and unamortized loan costs.

Sales and Profit Recognition

In accordance with the Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate,” development land sales will be recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement.

The costs of acquiring and developing land are accumulated and will be charged to cost of sales as the related inventories are sold.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at September 30, 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

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

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
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

The agreement was extended until January 2, 2008. As of September 30, 2007, the Company has received payments for 145 lots.

As of September 30, 2007, the Company received a deposit of $173,000 for the future purchase of lots.

GENESIS HOLDINGS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
UNAUDITED

NOTE 3	INVESTMENTS

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale, and reported at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.

We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheet.

NOTE 4	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

From January 28, 2005 through April 29, 2005, Larry Don Bankston (the majority beneficial shareholder of the Company) loaned a predecessor to the Company approximately $300,000. Mr. Bankston obtained the funds for the loan by “cashing in” a number of his pension and retirement savings accounts. In connection with this transaction, Mr. Bankston had to pay early withdrawal tax penalties and loss of interest penalties due to the early withdrawal of the funds. On March 31, 2007, the Company agreed to reimburse Mr. Bankston $49,978 for the losses he incurred. The transaction was recorded as interest expense. All amounts were reimbursed during the six months ended June 30, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” beginning on page 18 below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2006 that may cause actual results to differ materially.

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

Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas, and has been engaged in the business of developing vacant land into single family residential lots. On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and Genesis Land Development, LLC. The Company acquired 100% of the ownership interests of Genesis Land Development, LLC from the sole member of the LLC for 19,000,000 shares of the Company’s common stock. Genesis Land Development, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

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

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $44,124 per lot as determined by the Option Agreement with Wall Homes, Inc.

Cost includes land, construction costs including hard and soft costs, capitalized interest, capitalized property taxes and loan costs.

Sales and Profit Recognition

In accordance with Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate,” development land sales will be recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement.

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

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at September 30, 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

We expect that the majority of marketable securities will be sold within one year, regardless of maturity date. We primarily invest in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all marketable securities as current assets in the accompanying balance sheet.

Stock Issued for Non-Cash Transactions

It is the Company’s policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.

There were 1,800,000 shares of common stock issued during 2006 for consulting services, which were valued at $15,000.

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

SELECTED FINANCIAL INFORMATION

	Three Months Ended			Nine Months Ended
	09/30/2007		09/30/2006	09/30/2007	09/30/2006
Statement of Operations Data:
Total revenue		$43,336	$816,335	$1,134,855	$2,251,855
Income (loss) from operations		(6,821)	202,987	314,028	606,771
Income (loss) from operations before corporation income and Texas franchise taxes (benefit)	$	(4,779)	$196,183	$277,841	$544,462
Net income		$22,270	$136,183	$196,239	$484,462
Net income per share - basic and diluted		$0.00	$0.01	$0.01	$0.02
Balance Sheet Data:
Total assets				$1,647,996	$1,579,030
Total liabilities				390,779	491,737
Stockholders' equity				$1,257,217	$1,087,293

Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues. Revenues from operations decreased $1,117,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as summarized below:

Nine months ended September 30, 2007 Sold 27 lots at $42,032 per lot	$1,134,855

Nine months ended September 30, 2006 Sold 56 lots at $40,212 per lot	2,251,855

Decrease in revenue	$1,117,000

Cost of Sales. The cost of sales decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the decrease in the number of lots sold as follows:

Nine months ended September 30, 2007 Cost of lots sold - 27 lots @ $26,653 per lot	$719,643

Nine months ended September 30, 2006 Cost of lots sold - 56 lots @ $26,959 per lot	1,509,715

Decrease in revenue	$790,072

General and Administrative Expenses. General and administrative expenses decreased by $34,185 to $101,184 for the nine months ended September 30, 2007 as compared to $135,369 for the nine months ended September 30, 2006, a 25% decrease.

Accounting and legal expenses increased by $9,103 to $62,912 for the nine months ended September 30, 2007, as compared to $53,809 for the nine months ended September 30, 2006, a 17% increase. This is due to required filings with the Securities and Exchange Commission.

Property taxes decreased by $30,034 to $28,898 for the nine months ended September 30, 2007, as compared to $58,932 for the nine months ended September 30, 2006, a 51% decrease. This is due to owning fewer lots in 2007 as compared to 2006.

Other expenses decreased by $13,254 to $9,374 for the nine months ended September 30, 2007, as compared to $22,628 for the nine months ended September 30, 2006, a 41% increase. This is mainly due to landscaping, repairs and maintenance expenses of $11,362 incurred during the nine months ended September 30, 2006 but not incurred during the nine months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues. Revenues from operations decreased by $772,999 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and is summarized below:

Three months ended September 30, 2007 Sold 1 lot at $43,336 per lot	$43,336

Three months ended September 30, 2006 Sold 20 lots at $40,817 per lot	816,335

Decrease in revenue	$772,999

Cost of Sales. The cost of sales decreased by $520,866 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and is summarized below:

Three months ended September 30, 2007 Sold 1 lot at $27,183 per lot	$27,183

Three months ended September 30, 2006 Sold 20 lots at $27,402 per lot	548,049

Decrease in revenue	$520,866

General and Administrative Expenses. General and administrative expenses decreased by $42,325 to $22,974 for the three months ended September 30, 2007 as compared to $65,299 for the three months ended September 30, 2006, a 65% decrease.

Accounting and legal expenses decreased by $11,535 to $21,127 for the three months ended September 30, 2007, as compared to $32,662 for the three months ended September 30, 2006, a 35% decrease. This is due to filings with the Securities and Exchange Commission in the prior year.

Property taxes decreased by $11,923 to $0 for the three months ended September 30, 2007, as compared to $11,923 for the three months ended September 30, 2006, a 100% decrease. This is due to owning fewer lots in 2007 as compared to 2006.

Other expenses decreased by $18,867 to $1,847 for the three months ended September 30, 2007, as compared to $20,714 for the three months ended September 30, 2006. This is mainly due to landscaping, repairs and maintenance expenses of $8,472 for the three months ended September 30, 2006 but not incurred during the three months ended September 30, 2007.

Liquidity and Capital Resources. We currently have no material commitments for capital expenditures and have no fixed expenses.

To date we have financed our operations with cash from our operating activities and the following loans:

On October 1, 2005, the Company received a land development loan for $3,625,000 from Texas Bank. The loan bore interest at 8.25%, and was paid off during 2006.

On October 13, 2004, the Company received a $417,000 note from Texas Bank. The loan bore interest at 8.25% and was paid off during 2006.

During 2005, the Company entered into seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Larry Don Bankston. The loans bore interest at 7%, and were paid off during April 2007.

Working capital is summarized and compared as follows:

	September 30,
	2007	2006
Current assets	$1,647,996	$3,037,023
Current liabilities	390,779	2,449,910
Working capital	$1,257,217	$587,113

Our net cash provided by operations was $1,210,575 for the nine months ended September 30, 2007. Net income for the nine months ended September 30, 2007 was $196,239, and included an unrealized gain on marketable securities of $21,492 and deferred income taxes of $15,000. We also had cash provided to us by a decrease in an investment in fully developed residential lots held for sale of $718,682, prepaid expenses of $4,018, corporation and Texas franchise taxes payable of $28,610, collection of accounts receivable in the amount of $82,603, and 173,000 deposits received for future sales of lots. These were offset by a decrease in accounts payable and accrued expenses of $29,119.

Our net cash provided by operations for the nine months ended September 30, 2006 consisted of net income of $484,462, and included consulting services paid with common stock of $15,000 and expenses paid by a stockholder in the amount of $718 donated to the Company. We also had cash provided by a decrease in an investment in fully developed residential lots held for sale of $1,507,498, an increase in accounts payable and accrued expenses of $1,204, and an increase in corporation and Texas franchise taxes payable of $60,000.

Our net cash used by investing activities was $926,032 for the nine months ended September 30, 2007. It was for investments in marketable securities.

There was no net cash used or provided from investing activities for the nine months ended September 30, 2006.

Our net cash used by financing activities was $266,622 for the nine months ended September 30, 2007. It was for the repayment of notes payable and accrued interest to Larry Don Bankston.

Our net cash used by financing activities was $2,019,377 for the nine months ended September 30, 2006, which was for the repayment of land development loans payable, net of proceeds from notes payable and accrual interest to Larry Don Bankston.

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

(a) Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2007. Based on that evaluation, our principal executive and principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

(b) There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2007

GENESIS HOLDINGS, INC., a Nevada corporation

By:	/s/ Jason Pratte
Jason Pratte, Chief Executive and Chief Financial Officer