Form 10KSB
period 2007-12-31
GENESIS HOLDINGS, INC.
filed 2008-03-31
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 000-33073

Genesis Holdings, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-2775009
State of Incorporation	IRS Employer Identification No.

15849 N. 71st Street, Suite 226
Scottsdale, AZ 85254
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (623) 465-2763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Registrant’s revenues for the most recent fiscal year were $ 1,134,855

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, based on the closing price of such stock on March 5, 2008, was approximately $1,390,113.

FORWARD-LOOKING STATEMENT DISCLAIMER

Management's Discussion and Analysis of Financial Condition and the Results of Operations and other sections of this report contain "Forward-Looking Statements" about prospects for the future, such as our ability to generate sufficient working capital, our ability to launch and implement new services and offerings and our ability to generate sufficient funds to meet our cash requirements. We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to, or that may impact earnings for years after December 31, 2007, include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, completing development of the voice-enabled payment authorization technology of our newly acquired and wholly-owned subsidiary BioAuthorize, Inc., the potential of technological changes which would adversely affect the need for our services, availability of merchants and consumers that wish to purchase our service and product offerings, acceptance of new services by the marketplace and changes in economic or political conditions, such as inflation or fluctuations in interest rates. Parties are cautioned not to rely on any such forward-looking statements or judgments in this report.

This Annual Report contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "estimates," "should," "will," "could," "may" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences, include, but are not limited to, those discussed above and elsewhere in this Annual Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors That May Affect Our Results of Operations and Financial Condition" and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Genesis Holdings, Inc. (the "Company") was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time and until July 1, 2006, the Company had no operations and was considered a development stage company as defined in FASB No. 7. The Company was formed specifically to be a publicly held reporting corporation for the purpose of either merging with or acquiring an operating company with assets and some operating history. 980,226 shares of common stock of the Company were issued to certain and various creditors of Diagnostic International, Inc. pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on May 25, 1999. Genesis Holdings was formerly known as AABB, Inc., and this name change took effect on September 5, 2006.

Larry Don Bankston, one of our directors, is a partner of the Bankston Third Family Limited Partnership which was the sole member of Genesis Land Development, LLC ("Genesis Land") prior to the acquisition of Genesis Land by the Company on July 1, 2006. In that transaction the Company issued 19 million shares of its common stock to the Bankston Third Family Limited Partnership in exchange for 100% of the ownership interests of Genesis Land. As part of that transaction, Genesis Land Developments, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

Genesis Land Development, LLC was organized in Texas on September 8, 2003 for the purpose of developing a 55.509 acre tract of land within the Dallas, Texas metropolitan area. Genesis Land acquired the land from Larry Don Bankston whose family partnership was also a founding member of Genesis Land on September 30, 2003, at which time the land was valued at $744,634. Genesis Land obtained a $3,625,000 loan from a local bank and a promissory note in the original principal amount of $417,000 to improve the land and develop it into 172 residential lots known as Bankston Meadows. Genesis Land began selling finished lots on or around July, 2005.

The lots sold in Bankston Meadows have been sold to Wall Homes, Inc. under an Agreement of Purchase and Sale between Genesis Land and Wall Homes, dated June 3, 2005. This agreement provides for the sale of 171 lots to Wall Homes at $38,500 per lot, with a 6% price increase each year commencing on June 13, 2006. Without the price increase, the total purchase price for all 171 lots would be $6,583,500. The first closing under the agreement occurred on July 11, 2005, when Wall Homes purchased 60 lots at $38,500 per lot. On January 13, 2006, Wall Homes purchased 28 lots at $38,500 per lot and in July 2006 Wall Homes purchased an additional 28 lots at $40,810 per lot. Subsequent closings are scheduled to occur every six months, with 26 lots to be purchased at each closing until all 171 lots have been purchased. The agreement with Wall Homes was extended until January 2, 2008 and subsequently extended again with a final closing of the remaining 26 lots expected to occur on or before April 1, 2008. As of September 30, 2007, the Company had received payments for 145 lots. As of September 30, 2007, the Company received a deposit of $173,000 for the future purchase of lots.

As part of the agreement, Wall Homes was granted a right of first refusal to purchase up to half of the lots in any future phases of the Bankston Meadows development on terms identical to those in the existing agreement, except that the price of the lots will be the lower of the price provided in the existing agreement plus 10% or the price at which the lots in Phase II of Bankston Meadows will be available for purchase in the open market. Genesis Land has not acquired any land to use for any future phases of the Bankston Meadows development, although there is vacant land adjacent to the development that is owned by unrelated parties. We do not anticipate that any additional land will be acquired.

Genesis Land obtained a Land Development Loan from Texas Bank in the principal amount of $3,625,000 dated October 1, 2003, and the proceeds of this loan were used to develop the land into the finished lots being sold to Wall Homes. As of the date of this report, this loan, which was secured by the land, has been fully repaid by Genesis Land using proceeds from the sale of the lots. Genesis Land also had a promissory note from Texas Bank, which was funded October 13, 2004 and was also secured by the land. Genesis Land repaid this note in full on January 13, 2006.

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

In fiscal 2006 and 2007, the Company’s sole operating company was its wholly owned subsidiary Genesis Land. All income and expense of the Company have been derived from operations of Genesis Land.

Recent Developments

Acquisition of BioAuthorize, Inc.

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders now own approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The BioAuthorize shareholders who received shares of the Company’s common stock in the share exchange are Yada Schneider, G. Neil Van Wie, Gerald B. Van Wie, Soliton, LLC and Members Only Financial, Inc. There are no agreements among the former BioAuthorize shareholders regarding their holdings of the Company’s common stock. Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie, the directors and officers of BioAuthorize, received approximately 60.54% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.

Pursuant to other requirements of the share exchange, Jason Pratte resigned as a director of the Company and as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company effective February 18, 2008. Yada Schneider was appointed as a director of the Company and as the President and Chief Executive Officer of the Company effective February 18, 2008. In addition, effective February 18, 2008 G. Neil Van Wie was appointed as Vice President and Chief Financial Officer of the Company, and Gerald B. Van Wie was appointed Vice President, Chief Operating Officer and Chief Technical Officer of the Company. Currently, these are the only employees of the Company.

Under a post-closing condition of the share exchange, Larry Don Bankston and Lenny Amado, presently directors of the Company, will resign from the Board of Directors, and G. Neil Van Wie and Gerald B. Van Wie are to be appointed to the Board. Also no later than March 31, 2008, the Company will transfer all interests in its wholly-owned real estate subsidiary, Genesis Land, to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of common stock of the Company owned by the Bankston Third Family Limited Partnership under provisions of a share exchange agreement between the Company, Genesis Land, and Bankston Third Family Limited Partnership dated February 18, 2008 (the “Genesis Land Agreement”). On February 18, 2008, the Bankston Third Family Limited Partnership delivered the 16,780,226 shares of common stock to the Company pursuant to provisions of the Genesis Land Agreement.

The share exchange was intended to qualify as a tax deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis.  Neither the Company nor any of its affiliates, directors, or officers or any affiliate of any of the Company’s directors or officers had any material relationship with the holders of securities of BioAuthorize at or before the completion of the share exchange.

The Business of BioAuthorize

With the acquisition of BioAuthorize and the disposition of Genesis Land, the Company will focus its business operations on the development and growth of the BioAuthorize business. BioAuthorize is a hi-tech biometric technology company delivering voice-enabled payment authorization services to the payment processing industry.

Founded in March 2006, the company is a Colorado corporation with its home office in Scottsdale, Arizona.

BioAuthorize redefines payment processing by coupling a new financial instrument with a patent-pending payment solution.  Lines of credit will be issued to qualified consumers that can be used at participating merchants that utilize the voice-enabled payment authorization services. BioAuthorize employs the latest technologies to enable automated biometric identification for payment authorization.  Consumers and merchants benefit from the low cost, convenience, and security delivered by this service. BioAuthorize is continuing its efforts to complete development and implementation of its new consumer lending program along with its innovative payment processing solution, providing a better way to process financial transactions.

Summary of the Invention of BioAuthorize

BioAuthorize has a present invention related to the field of biometrically identifying a consumer for use in connection with the processing of an electronically generated invoice. Specifically, this invention is focused on processing electronic payments between a consumer and a merchant. Types of payments suitable for the present invention are credit card, debit card, electronic check, electronic funds transfer, or any other method wherein the payment method is intangible and capable of electronic processing. The present invention provides a merchant the ability to generate invoices for any type of goods or services and to specify to a consumer at least one payment type acceptable to the merchant. Additionally, the present invention enables a consumer to provide payment information for an invoice from any computing device which can access the Internet. Furthermore, with the method of the present invention, sensitive consumer information, such as identifying or financial information, is afforded maximum security by reducing the sources to which the information is shared to only one source, which source is referred to herein as a Biometric Invoice Payment System (BIPS). Description of Related Art Including Information Disclosed Under 37 CFR 1.97 and 37 CFR 1.98 Biometric identification devices and methods are known in the prior art. Among the common biometric identification means are fingerprints, palm prints, voice prints, retinal scans and the like. BioAuthorize uses prior art biometric identification devices, methods and systems through the use of various US Patents which include a tokenless, biometric identification system.

The object of the present invention is to protect a consumer from identity theft. This objective is accomplished by the method of the present invention by eliminating the requirement for a consumer to pass repeatedly his sensitive information, comprising personal information, financial data and the like, to a merchant website. In the present invention, a consumer need supply this information to only a single secure entity, a Biometric Invoice Payment System (“BIPS”). Another object of the present invention is to provide a consumer with the ability to authenticate his identity and to provide payment for a merchant invoice from any biometrically enabled device that has Internet connectivity.

The method of the present invention for biometric authorization of an electronic payment between a consumer and a merchant, comprises the steps of: (1) a consumer enrollment step, wherein a consumer enrolls with a Biometric Invoice Payment System (“BIPS”) at least one bid biometric sample, consumer identification information and consumer shipping information; further wherein the biometric sample, consumer identification information and consumer shipping information are used to generate and assign a unique digital identification number, or consumer index number, to the consumer (The consumer index number is created by the method of the present invention and assigned to a consumer during enrollment. The consumer index number is used within the method of the present invention as an identification match factor to correlate the consumer’s biometric sample to the consumer’s identification information, and is not necessarily made known to the consumer); (2) an invoice submittal step, wherein an electronic invoice is created by a merchant and submitted to said BIPS; further wherein the electronic invoice is used to generate an invoice identifier by said BIPS; (3) a consumer notification step, wherein a consumer is notified by said BIPS that an invoice is pending for the consumer and said BIPS provides to the consumer said invoice identifier; (4) a consumer authentication step, wherein a consumer submits a comparator bid biometric sample to said BIPS for identification and authentication; further wherein said BIPS compares said comparator bid biometric sample with said enrolled bid biometric sample for identification and authorization of the consumer; (5) an invoice retrieval step, wherein an invoice is retrieved from said BIPS by a consumer; (6) an invoice disposition step, wherein a consumer disposes of the invoice by an action consisting of approval or rejection; (7) a payment authorization step, wherein a consumer chooses a financial instrument for payment of said invoice; further wherein the consumer provides to said BIPS a financial instrument choice and requisite information for use of the financial instrument; and (8) an invoice payment processing step, wherein said BIPS uses said invoice identifier and said financial instrument requisite information to process payment from a consumer to a merchant.

The method of the present invention further comprises identification information submitted by a consumer during said enrollment step further enrolls data elements selected from a group comprising a consumer personal identification code (which may be selected from a group comprising a personal identification number, or a consumer password, which password may be any alpha, numeric, or alphanumeric combination), a consumer first name, a consumer last name, a consumer social security number, a consumer birth date, or a consumer secret question and answer. Also further comprises a bid biometric sample submitted by a consumer during said enrollment step further enrolls a bid biometric sample selected from a group comprising a consumer fingerprint, a consumer facial scan, a consumer retinal image, a consumer iris scan, or a consumer voice print.

The method of the present invention further comprises

a) an invoice identifier which consists of data elements selected from a group comprising a merchant invoice amount, a merchant identifier, a merchant invoice number, or a merchant financial account,

b) a consumer authentication step which requires a consumer to specify a consumer personal identification code, a means to capture a consumer bid biometric sample during a consumer enrollment step and to transmit the bid biometric sample to a BIPS.

c) a means to capture a consumer bid biometric sample during a consumer authentication step and to transmit the bid biometric sample to a BIPS.

d) an invoice display step, wherein the invoice is displayed for a consumer with a display means.

e) the selection of a financial instrument from a payment construct group comprising a credit instrument, a debit instrument, an automatic clearing house instrument, an electronic check instrument, a bank draft instrument, a loyalty card instrument, a prepaid card instrument, a reward card instrument, or an electronic funds transfer instrument.

In an alternative embodiment of the present invention, in an invoice submittal step, an electronic invoice is created by a merchant and submitted to the BIPS; further wherein the electronic invoice is used to generate an invoice identifier by the BIPS and in a consumer notification step, a consumer is notified by a merchant that an invoice is pending for the consumer and the merchant provides to the consumer the invoice identifier generated by the BIPS.

Products and Services

The services and products offerings that we anticipate will be available with the BioAuthorize technology are not yet available as efforts continue to complete the development and implementation of the technology necessary for such offerings. A prototype of the voice-enabled payment authorization and processing technology has been completed. However, a number of additional actions must be taken before the prototype is ready for beta testing. (Beta testing is necessary to confirm that the BioAuthorize technology functions in actual practice the way it was conceived to function.) The additional tasks to be completed include: (1) web enrollment of consumers and merchants and completion of account management web interface development; (2) integration with a credit reporting agency; (3) back office billing and integration of consumer enrollment; (4) payment processing infrastructure (moving money to merchants); and (5) establishment of consumer lending capability by developing a relationship with a consumer lending company. Assuming proper capitalization for completing these tasks and having a consumer-lending source in place, we anticipate, but can make no assurances, that completion of these tasks could occur within a 90-day period.

BioAuthorize’s technology addresses at least two distinct problems associated with e-commerce today. BioAuthorize is disturbed by the growth in cyber-crime, including identity theft and credit card fraud. BioAuthorize is also concerned with the high transaction costs that merchants incur today in order to process traditional credit transactions.

E-commerce is growing at a staggering rate. With the growth in e-commerce has come an even higher growth in the proliferation of cyber-crime. Current internet security technology has proven to be ineffective in the prevention of cyber-crime. Past attempts to reduce fraud have been too costly to implement.

Victims of identity theft suffer emotionally and financially. Some consumers avoid e-commerce altogether because of the risk of identity theft.

Merchants also suffer from cyber-crime. Due to the inherent risks associated with “card not-present transactions,” e-commerce merchants pay the highest interchange rate. Merchants are also responsible for charge-backs associated with fraudulent transactions.

Banking institutions are losing substantial dollars every year due to fraudulent transactions. Conceding that such losses are a cost of doing business, the banking community plans for fraud in financial terms by allocating money to cover this loss in their operating budgets.

Conducting safe and effective e -commerce requires a highly secure and cost-effective method for authorizing and authenticating e-commerce financial transactions today. The technologies that have been implemented do little to ensure that the purchase is authentic and/or authorized. BioAuthorize technology is expected to deliver a biometric-focused technology solution to provide this much needed capability.

Marketing Strategy

The services and product offerings that BioAuthorize expects to deliver once development and implementation are completed should provide a lower cost, more convenient, and more secure alternative for merchants and consumers. Additional capital investments in physical infrastructure, or in new electronic components, are not required in order to take advantage of the BioAuthorize payment solution.  Also, both merchants and consumers should find it easy to use this expedited payment process.  Finally, the use of the service and product offerings are expected to provide real protection against identity theft and credit card fraud.

As merchants will drive consumer adoption of this new payment option, BioAuthorize will focus initial marketing efforts on merchants that make sales online and later focus will be on point-of-sale merchants. Merchants will be attracted to BioAuthorize’s payment option because of the low transaction fees.

BioAuthorize will develop a marketing mix for its product and service offerings, ensuring that these offerings are packaged for efficient reception in the marketplace, priced appropriately, and ready to take to market. Finally, sales strategies per target market segment will be delivered along with all necessary personal selling tools.

Initial inquiries with various merchants, although limited in quantity and scope, indicate a ready market for BioAuthorize’s voice-enabled payment authorization and processing service. This solution can be integrated into online, as well as retail point of sale, merchant applications. BioAuthorize has contacted several merchants across segments of these key markets regarding their interest in participating in a beta test program with the prototype of the voice-enabled payment authorization and processing technology. The responses have been favorable. (Again, no beta test can commence until the additional tasks regarding the prototype, as set forth above, are completed.)

Competition and Market Factors

BioAuthorize competition includes companies that do payment processing, consumer lending, and/or biometric authentication. The closest competitor from a technology perspective is VoicePay, a company based in the United Kingdom which is focused on the European market. The closest competitor from a business model perspective would be national banks who have acquired credit card payment processors. Examples include JP Morgan Chase and its Paymentech program. Many of these competitors have more significant relationships, greater financial resources and longer histories of successful operations in payment processing which may make it difficult for us to compete.

Operational Strategy

Outsourcing is a key strategy throughout the early period to reduce overhead and capital acquisition costs, while minimizing time to market. Core business administrative capabilities have also been outsourced including payroll, human resources, legal and similar functions. Company benefits, including health insurance & life insurance benefits, are now being offered to employees, which are expected to assist efforts to recruit new personnel. Accounting, Product Engineering, Core IT, and Client Services are not expected to be outsourced.  Currently, BioAuthorize employs three (3) individuals.

Government Regulation and Environmental Matters

During our development of properties, we have been required to obtain local governmental permitting and approval of our development plans including planning and zoning and city council approval of plats and engineering drawings for each jurisdiction where the properties are located. Control of this process may often be beyond our control. The length of time necessary to obtain required permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. We do not believe the governmental approval processes discussed above will have a material adverse effect on our development activities, and indeed all developers in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

With the disposition of Genesis Land scheduled to occur no later than March 31, 2008, we have eliminated our land development business and expect to focus all our efforts on the development and implementation of the BioAuthorize technology. Therefore the governmental regulation and environmental matters that relate to our past real estate development activities are not expected to be factors to be considered in our future.

With regard to the BioAuthorize voice-enabled payment authorization and processing technology, the consumer lending function is subject to federal and state governmental regulation. In addition, we must adhere to regulations related to privacy of consumer information. We believe that compliance with these laws, regulations and rules in the context of our anticipated service and product offerings will be manageable. However, our failure to comply with any or all of these requirements will have a material adverse effect on our business.

Risk Factors

I. Risk Factors That May Affect Our Results of Operations and Financial Condition

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

We Have A Limited History of Profitability And In The Near Term Do Not Expect to Maintain Profitability

For the past two years we have experienced profitable operations due entirely to sales of residential lots in the Bankston Meadows subdivision in the greater Dallas, Texas metropolitan area to Wall Homes. All sales under the contract with Wall Homes are scheduled to be completed as of April 1, 2008, and we will not receive additional revenues from sales under such contract. In addition, upon completion of the disposition of our wholly owned real estate subsidiary, Genesis Land, through the share exchange with the Bankston Third Family Limited Partnership which is scheduled to occur no later than March 31, 2008, we do not anticipate conducting any additional real estate development activities or real estate investment as a substantive part of our business. Through our acquisition of BioAuthorize, we will focus our business operations on continued development and growth of the offering of our payment processing solution. Currently, BioAuthorize has no sales and we can make no assurances as to when BioAuthorize may generate sales. As a result, we do not anticipate any revenues or profits until such time that BioAuthorize is successful in selling services and product offerings developed with its voice-enabled payment authorization and processing technology.

We May Face Challenges Integrating the Business of BioAuthorize Following the Share Exchange

We have only recently completed the acquisition of BioAuthorize and have not yet experienced any of the anticipated benefits or opportunities from that acquisition. The business of BioAuthorize is very different from the real estate development activities conducted through Genesis Land. The strategies of the service offerings, the opportunities of new and expanded markets, the development of additional revenue streams, the enhanced ability to raise capital following the acquisition of BioAuthorize all have had limited success to date or are unproven. The BioAuthorize voice-enabled payment authorization and processing technology needs additional development and implementation, and there are currently no service or product offerings which are complete and ready for the commercial marketplace. The decision to acquire BioAuthorize was based upon a number of factors, which include but are not limited to, the perceived demand for the service offerings in the payment processing marketplace based upon initial test marketing and the advanced stage of development of the voice-enabled payment authorization and processing technology. No assurances can be made that these anticipated benefits will be realized.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule
3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II. Risks Associated with Our Current Stage of Business

Management May Not Run the Company in a Profitable Manner and If It Does Not You May Lose Your Entire Investment:

Two members of our executive management team founded and developed the voice-enabled payment authorization and processing technology held by BioAuthorize but our management has limited experience in our proposed area of operation. Our success will depend upon the abilities of our management to successfully manage the day-to-day operations of our business. In addition, our officers and directors have limited experience in the evaluation of businesses for the purposes of conducting acquisitions or mergers that may be considered by the Company.

We Have a Limited Operating History in the Payment Processing Industry and Therefore, Predicting Our Future Performance is Difficult:

Genesis Holdings, Inc. was formed on May 25, 1999, but until recently has had no operations. In July 2006 Genesis Holdings entered into a Merger Agreement with Genesis Land, whereby we acquired Genesis Land as a subsidiary in exchange for 19 million shares of common stock of Genesis Holdings issued to the Bankston Third Family Limited Partnership, the sole equity holder of Genesis Land. As a result of the Genesis Land acquisition, we entered into the business of land development through Genesis Land. With the disposition of Genesis Land scheduled to occur no later than March 31, 2008, we do not anticipate conducting future real estate development activities. With the recent acquisition of BioAuthorize, our efforts will be focused on further development and growth of the voice-enabled payment authorization and processing technology. Only a prototype of the voice-enabled payment authorization and processing technology exists which is untested and unproven as a viable commercial service or product. Because of its limited operating history, it will be difficult to predict or evaluate future revenues or profitability of the Company.

We May Not Have Access to Sufficient Capital to Pursue Further Development of the BioAuthorize Business and Technology and Therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the BioAuthorize business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

In the share exchange with BioAuthorize, the five (5) shareholders of BioAuthorize now hold approximately 80% of our outstanding shares of common stock and the there (3) members of our management team hold approximately 60.54% of our outstanding shares of common stock. We have a new management team which has great control over the Company and its operations. The management team under the guidance of our Board of Directors is responsible for managing the Company and its wholly-owned subsidiary, BioAuthorize. Our future success, including particularly the implementation of our growth strategy, is substantially dependent on the active participation of Yada Schneider, Gerald B. Van Wie and G. Neil Van Wie. The loss of their services together or individually could seriously disrupt our business operations and cause our business to fail.

Two of our directors have full time employment outside the Company and will be available to participate in management decisions only on an "as needed" basis. None of our directors have entered into written employment agreements with us and none is expected to do so in the foreseeable future. In the event of competing demands for their time, these two outside directors may grant priority to their full time positions rather than to us.

Our Controlling Shareholders May Exert Considerable Influence Over Elections and Other Decisions:

As of the date of this report, our management team, Yada Schneider, Gerald B. Van Wie and G. Neil Van Wie beneficially own approximately 60.54% of the outstanding shares of our common stock. Mr. Schneider and Gerald Van Wie are the founders of BioAuthorize and Neil Van Wie is the father of Gerald Van Wie. Although there is no formal agreement between these individuals as to how they may vote the shares beneficially owned by each, it is conceivable that they will vote their shares consistent with one another. As a result, these shareholders are able to effectively control matters requiring the approval by shareholders of the Company, including the election of directors. This concentration of ownership in a few shareholders may also have the effect of delaying or preventing a change in control of the Company.

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

Since the acquisition of BioAuthorize, all of our efforts are focused on the development and growth of that business and its technology in an unproven area. Although the payment processing marketplace is substantial, we can make no assurances that the marketplace will accept the service and product offerings of our voice-enabled payment authorization and processing technology once those service and product offerings are developed.

III.  Risks Related to Investment in a Technology Company

Although the Company does not presently intend to develop any technology services and products or other operations directly, it does intend to pursue product offerings of the voice-enabled payment authorization and processing technology through its current wholly-owned subsidiary, BioAuthorize. The risks inherent to BioAuthorize or its product offerings will affect the value of the Company’s shares. Accordingly, you should consider the risks associated with the investment in any company actively engaged in technology services or products, including the following:

The Service and Product Offering of BioAuthorize Need Additional Testing and Development and May Not Be Accepted in the Marketplace

The services and products offerings that we anticipate will be available with the BioAuthorize technology are not yet available as efforts continue to complete the development and implementation of the technology necessary for such offerings. A prototype of the voice-enabled payment authorization and processing has been completed but it is untested and unproven in a commercial context. We have contacted several merchants across segments of these key markets regarding their interest in participating in a beta test program with the prototype of the voice-enabled payment authorization and processing technology. The responses have been favorable but no engagements or agreements have been signed with any party for the beta test program. No sales have been made and the anticipated service and product offerings need additional testing and development before being launched and released for sales to merchants and consumers. We do not anticipate that the time schedule for additional testing and development will exceed three (3) months once we have obtained sufficient capital and established a relationship with a consumer lending company. However, no assurance can be made that testing and development will be completed on this schedule. The service and product offerings have not been proven to be acceptable in the marketplace. They are widely untested with only data from sample test markets providing any indication of interest. The payment processing market is sizable but we make no assurances that this will translate into sales of or revenue from the BioAuthorize service and product offerings.

Our Business Will Be Negatively Affected If We Do Not Keep Pace With the Latest Technology Development in Payment Processing Trends and Merchant and Consumer Preferences:

The payment processing industry is subject to change by both merchants and consumers. If we are unable to respond successfully to these developments or do not respond in a timely or cost-effective way, our business and operating results will be seriously harmed. Our success will depend, in part, on our ability to offer services and products of payment processing that keep pace with continuing changes in evolving industry standards and changing merchant and consumer preferences. No assurances can be made that voice-enabled payment authorization and processing if initially accepted in the marketplace will remain a competitive solution in the marketplace. In addition, we must recruit and retain professionals who are apprised of the preferences in each market segment we pursue.

Management Has Limited Experience With Managing a Technology Growth Company and May Not Manage the Business or Current or Future Service and Product Offerings Successfully:

Management of the Company has substantial experience in business, finance, and management within a technology environment. However, because BioAuthorize has only been operating for a short period of time, a limited record of performance is available to measure the skill of management in developing the technology of BioAuthorize into successful services and product offerings. Past performance and experience in the technology arena by management is no indication of the return this Company will produce. The loss of one or more of our officers and directors may result in a material adverse effect on the Company.

Our Payment Processing Solutions Will Be Subject To Vigorous Competition From Competing Companies and Technologies, Which May Reduce Our Earnings:

Current competition in the payment processing field includes national banks and financial companies such as JP Morgan Chase and Paymentech. None of these companies has the same or similar technology but each is well established with a significant customer base and longstanding relationships with merchants and consumers comprising the target market for our service and product offerings. In addition, each of these companies has substantially more financial resources, and no assurances can be made that we can successfully lure their customers to our service and product offerings. New competitors in the field include VoicePay which has reasonably similar technology but has focused its efforts on the European market. It is unclear what effect, if any, the competition from VoicePay will have on our business.

Additional Information

Genesis files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not currently own any property, although its subsidiary Genesis Land owns the approximately 9 acre parcel consisting of 26 lots in the Dallas, Texas metropolitan area. This property is expected to be sold to Wall Homes under the Agreement of Purchase and Sale dated June 3, 2005 with Genesis Land no later than April 1, 2008. The property was acquired as undeveloped acreage for development of residential lots, and these lots are held primarily for income. Acquisition of undeveloped acreage and development of residential lots through Genesis Land has been our primary business. However, the disposition of Genesis Land, which is expected to occur no later than March 31, 2008, will end our focus on real estate acquisition and development. See, “Description of Business” for additional discussion and description of our development plans and the general competitive conditions of the residential real estate marketplace in the Dallas, Texas metropolitan area as well as our expected plans for BioAuthorize and its voice-enabled payment authorization and processing technology.

Our principal administrative offices are located at 15849 N. 71st Street, Suite 226, Scottsdale, AZ 85254-2179 under a lease agreement which terminates in January 2009. Since the Company is incorporated in Nevada it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 1000 E. William St., Suite 204, Carson City, NV 89701. No activities take place in the resident office. All other activities have been consolidated to the facilities described above.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any claims and legal actions except for routine litigation that is incident to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “GENH.”

At December 31, 2007, there were 21,780,226 shares of the Company’s common stock outstanding, and there were approximately 1175 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low bid quotations for the Company’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There were no trades of the Company’s common stock in the years ended December 31, 2007 and 2006.

Periods	High	Low
Fiscal Year 2007
First Quarter (January - March 2007)	$.00	$.00
Second Quarter (April - June 2007)	$.00	$.00
Third Quarter (July - September 2007)	$.00	$.00
Fourth Quarter (October - December 2007)	$.00	$.00
Fiscal Year 2006
First Quarter (January - March 2006)	$.00	$.00
Second Quarter (April - June 2006)	$.00	$.00
Third Quarter (July - September 2006)	$.00	$.00
Fourth Quarter (October - December 2006)	$.00	$.00

There are no outstanding warrants or options to purchase, or securities convertible into, shares of our common stock. The Company has never paid dividends on any of its common stock shares. The Company does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in the Company’s business. The Company’s Transfer Agent and Registrar for the common stock is Island Stock Transfer, 100 Second Ave South, Suite 104N, St. Petersburg, FL 33701, telephone (727) 289-0010.

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

The Company has not adopted any equity compensation plans.

Sales of Unregistered Securities

	Stock issued	Cash	Stock issued
Quarter Ended	for Cash	Received	for Services

Year Ended December 31, 1999		$—	980,226
Year Ended December 31, 2006		$—	20,800,000
Year Ended December 31, 2007	—	$—	—

On May 25, 1999, the Company issued 980,226 shares of common stock to the creditors of Diagnostic International, Inc. in accordance with the Final Decree in the Chapter 11 Bankruptcy reorganization. No value was assigned to the shares issued.

On January 1, 2006, the Company issued 1,800,000 shares to William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital in exchange for consulting services provided by William Lane, RD Bickerstaff, Laura Poulson, and Heritage West Capital pursuant to Consulting Agreements of even date therewith. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On July 1, 2006, the Company issued 19,000,000 shares to the Bankston Third Family Limited Partnership as part of the Company’s acquisition of Genesis Land. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders now own approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on—going basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debt and credit allowances for accounts receivable and impairment of long—lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on Genesis Holdings' financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis, and ours are set forth below. A critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires managements' most difficult, subjective or complex judgments, often as a result for the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements. These policies include, but are not limited to, revenue recognition and bad debt and credit reserves.

Critical Accounting Policies

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenues

The Company recognizes revenue based upon the sale of land parcels. The Company sold one parcel of land consisting of 26 lots in the year ended December 31, 2007. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Inventory of Fully Developed Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of the lots is approximately $27,000 per lot and the market value is estimated at $38,500 per lot as determined by the Agreement of Purchase and Sale between Genesis Land and Wall Homes. Cost includes land, construction costs including hard and soft cost, capitalized interest, capitalized property taxes and loan costs.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 144. “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

Disclosures About Fair Value of Financial Instruments

The Company estimates that the fair value of financial instruments at December 31, 2007 and 2006 as defined in FASB No.107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Overview

Real Estate Development Activities

Through our wholly-owned subsidiary, Genesis Land, we have been involved in the development of 171 residential lots comprising the Bankston Meadows subdivision located in the Dallas, Texas metropolitan area. Bankston Meadows consists of approximately 55 acres and 172 lots. Our activities include obtaining the required governmental approvals for zoning, permitting and developing the subdivision and construction of the necessary improvements along with utility, street and signage infrastructure for the subdivision. We then seek to sell platted lots in the subdivision to homebuilders. On June 3, 2005 we entered into an Agreement of Purchase and Sale with Wall Homes for the sale of 171 lots in the Bankston Meadows subdivision.

Recent Acquisition

On February 18, 2008, we completed a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Also as contemplated in the share exchange with BioAuthorize, no later than March 31, 2008 we expect to transfer all interests in our wholly-owned real estate subsidiary, Genesis Land, to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of common stock of the Company owned by the Bankston Third Family Limited Partnership under provisions of a share exchange agreement between the Company, Genesis Land, and Bankston Third Family Limited Partnership dated February 18, 2008 (the “Genesis Land Agreement”). Upon the closing of the Genesis Land Agreement, we will no longer conduct real estate development activities as in the past, and the operations and operating activities of the Company are expected to occur through our wholly-owned subsidiary, BioAuthorize. See, ”Description of Business” above for additional discussion of BioAuthorize and its technology.

Planned Sources of Future Revenue

With our move away from real estate development activities, we anticipate the development of additional revenue streams through the service and product offerings of the voice-enabled payment authorization and processing technology being developed by our wholly-owned subsidiary BioAuthorize.

RESULTS OF OPERATIONS

 Fiscal Year End December 31, 2007, Compared to Fiscal Year End December 31, 2006

Statement of Operations Data	Years Ended December 31,	Years Ended December 31,

	2007	2006

Revenues	$1,134,855	$2,334,919
Cost of Sales	(719,643)	(1,546,579)
Operating and Other Expenses	(355,203)	(351,684)

Net Income	$60,009	$436,656

Balance Sheet Data:
	Years Ended	Years Ended
	December 31,	December 31,

	2007	2006

Current Assets	$1,375,026	$1,509,396
Total Assets	1,375,026	1,509,396
Current Liabilities	314,385	469,909
Non Current Liabilities	—	—
Total Liabilities	314,385	469,909
Working Capital (Deficit)	1,060,641	1,039,487
Shareholders'Equity (Deficit)	$1,060,641	$1,039,487

Revenues

Revenues for Fiscal 2007 decreased to $1,134,855 from $2,334,919 during Fiscal 2006, a 49% reduction. This decrease in revenue is directly the result of fewer sales of residential lots through Genesis Land. In 2006, 53 lots were sold for $24,060.21 per lot while in 2007, 27 lots were sold at $24,060.21 per lot. All sales have been made to a single purchaser, Wall Homes.

Cost of Sales

Cost of sales for the year ended fiscal 2007 decreased to $719,643 as compared to fiscal 2006 of $1,546,579, a 47% reduction. This decrease is a direct result of a reduced sales volume of residential lots.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expenses for the fiscal 2007 increased slightly to $355,203 as compared to fiscal 2006 of $351,684. This modest increase is attributed to the Company's increase in legal and accounting expenses related to the acquisition of BioAuthorize.

Interest expense for fiscal 2007 decreased to $54,924 as compared to fiscal 2006 of $66,533. This decrease is a result of paying off the outstanding loans made by one of our directors, Larry Don Bankston, during the six months ended June 30, 2007.

The net income for fiscal 2007 decreased to $60,009 as compared to fiscal 2006 net income of $436,656. The decrease is primarily due to the reduction in the sale of residential lots without any corresponding reduction in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund operations and capital expenditures which have been made exclusively through our wholly owned real estate subsidiary Genesis Land. With the disposition of Genesis Land we will no longer be able to fund any of our capital requirements from the operations of Genesis Land. Currently, our cash on hand and expected cash flow is not substantial enough to sustain the Company for more than ninety (90) days. We are actively and aggressively seeking additional capital but no assurance can be made that we will obtain additional capital or that additional capital may be obtained on terms and conditions that are acceptable to us.

The Company’s operating capital requirements have been funded primarily through bank borrowings, residential lot development sales by Genesis Land and from funding received through loans made by one of our directors, Larry Don Bankston. All sales of residential lots have been made to one purchaser, Wall Homes.

Cash provided by operating activities for the fiscal year 2007 was $977,662 compared to $2,052,251 for fiscal year 2006, a result of reduced residential lot sales. The Company had a reduction in investment of fully development residential lots of $718,682 as compared to $1,577,334 for fiscal 2006. The Company has an unrealized loss on marketable securities of ($38,855).

Cash used in investing activities was ($711,941) for fiscal 2007. The Company invested its profits generated during fiscal 2006 year in marketable securities during fiscal year 2007.

Cash used in financing activities was ($266,622) for fiscal 2007 as compared to ($2,090,417) for fiscal 2006. Financing activities consisted primarily of the repayment of bank loans for the development of residential lots that have been sold by the Company throughout 2006 and 2007.

Bank Loan

On October 1, 2005, the Company received a land development loan for $3,625,000 from Texas Bank. The loan bore interest at 8.25% per year and was paid in full during 2006 with proceeds from the sale of residential lots to Wall Homes.

On October 13, 2004, the Company received a $417,000 loan from Texas Bank for purposes of the Company’s real estate development activities. This loan bore interest at 8.25% per year and was paid in full in 2006.

Director Loan

From January 28, 2005 through April 29, 2005 the Company received funds in seven transactions totaling approximately $300,000 from an affiliated entity that is controlled by one of the Company's directors, Larry Don Bankston. The loans bore interest at 7% per year, and as of June 30, 2007 the Company had repaid all loans made by Mr. Bankston.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the electronic transaction processing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7. FINANCIAL STATEMENTS

GENESIS HOLDINGS, INC.

TABLE OF CONTENTS	Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F-2
Jewett Schwartz Wolfe & Associates

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GENESIS HOLDINGS, INC.

We have audited the accompanying consolidated balance sheet of Genesis Holdings, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Holdings, Inc. and Subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 25, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

GENESIS HOLDINGS, INC.
CONSOLIDATED BALANCES SHEETS
FOR YEARS ENDED DECEMBER 31, 2007

ASSETS:

CURRENT ASSETS
Cash	$9,877
Investment in marketable securities	673,086
Investment in residential lots held for sale	692,063
Total current assets	1,375,026

TOTAL ASSETS	$1,375,026

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$87,574
Accrued expenses and other liabilities	226,811
Total current liabilities	314,385

Total liabilities	314,385

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized,
21,780,226 issued and outstanding as of December 31, 2007	21,780
Additional paid in capital	581,051
Accumulated income	496,665
Accumulated other comprehensive loss	(38,855)
Total stockholders' equity	1,060,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,375,026

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES:
Sale of lots	$1,134,855	$2,334,919

COST OF SALES	719,643	1,546,579
GROSS PROFIT	415,212	788,340

OPERATING EXPENSES:
General and administrative expenses	297,668	222,677
OPERATING INCOME	117,544	565,663

OTHER (INCOME) AND EXPENSES
Interest expense	54,924	66,533
Interest Income	(20,594)	-
Gain on investments	(9,107)	-
Total other expense	25,223	66,533

INCOME BEFORE INCOME TAXES	92,321	499,130

Provision for income taxes	32,312	62,474

NET INCOME	$60,009	$436,656

Other comprehensive income

Unrealized (loss) on marketable securities net of taxes	$(38,855)	$-

Net comprehensive (loss) income	$21,154	$436,656

NET INCOME PER SHARE:

Basic and diluted:	$0.00	$0.02

Weighted average of number of shares outstanding	21,780,226	21,780,226

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Accumulated
	Common				Other
	Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

DECEMBER 31, 2005	19,980,226	$19,980	$567,133	$-	$-	587,113

Common stock issued for consulting services	1,800,000	1,800	13,200	-	-	15,000

Shareholder expense	-	-	718	-	-	718

Net income	-	-	-	436,656	-	436,656

DECEMBER 31, 2006	21,780,226	$21,780	$581,051	$436,656	$-	$1,039,487

Unrealized losses on marketable securities	-	-	-	-	(38,855)	(38,855)

Net income	-	-	-	60,009	-	60,009

DECEMBER 31, 2007	21,780,226	$21,780	$581,051	$496,665	$(38,855)	$1,060,641

The accompanying notes are an integral part of these consolidated financial statements

GENESIS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net lncome	$60,009	$436,656
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of stock as consideration for services	-	15,000
Interest paid by increase in notes payable	-	18,920
Changes in operating assets and liabilities:
Investment in fully developed residential lots	718,682	1,577,334
Accounts receivables	82,603	(82,603)
Prepaid and other current assets	5,270	(5,270)
Accounts payable	(65,324)	41,825
Accrued expenses and other liabilities	38,911	50,389
Deposit on sale of lots	173,000	-
Net cash provided by operating activities	1,013,151	2,052,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(711,941)	-
Net cash used in investing activities	(711,941)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses paid by stockholder	-	718
Repayment of land development loans	-	(2,034,074)
Note payable affiliates	(266,622)	(57,061)
Net cash used in financing activities	(266,622)	(2,090,417)

DECREASE IN CASH	34,588	(38,166)
CASH, BEGINNING OF YEAR	10,778	48,944
CASH, END OF YEAR	$45,366	$10,778

SUPPLEMENTAL CASH FLOW INFORMATION:
	2007	2006
Interest paid	$54,924	$31,719
Taxes paid	$20,319	$-

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Consulting services paid with common stock	$-	$15,000
Expenses paid by stockholder and donated	$-	$718
Interest paid by increase in notes payable	$-	$18,920
Non-cash investment	$838,855	$-

The accompanying notes are an integral part of these consolidated financial statements

GENESIS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 and 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Genesis Holdings, Inc. (the Company) was incorporated on May 25, 1999 in the state of Nevada. The Company was a holding company for subsidiary acquisitions. Genesis Land Development, LLC was formed on September 8, 2003 in the state of Texas. The company is engaged in the business of developing vacant land into single family residential lots.

On July 1, 2006, the Company, which was formerly known as AABB, Inc., acquired all of the membership interests of Genesis Land Development, LLC, pursuant to a merger agreement dated as of July 1, 2006, among AABB, Inc., AABB Acquisitions Sub, Inc., certain shareholders and the members of Genesis Land Development, LLC. The Company acquired 100% of the ownership interest of Genesis Land Development, LLC from its sole member for 19,000,000 shares of the company’s common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiary. The accompanying financial statements include the active entity of Genesis Holdings, Inc. and Genesis Land, Inc.. Genesis Land, Inc. was the only active entity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

Reclassification

Certain prior period amounts have been reclassified to conform to December 31, 2007 presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Computer Equipment	3 Years
Office equipment	5 Years

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2007.

Earnings Per Share

Basic earnings per share is computed in accordance with FASB No. 128 “Earnings Per Share”, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Midland, Texas. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Inventory of Residential Lots Held For Sale

The inventory of fully developed residential lots held for sale is carried at the lower of cost or market. The cost of a lot is approximately $27,000 and the market value is estimated at $38,500.

Cost includes land, construction costs, including hard and soft cost, capitalized interest, capitalized property taxes and amortization of loan costs. The residential lots for sale are due to be completely sold within the next operating cycle.

Revenue Recognition

Land sales are recognized at closing when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The costs of acquiring and developing land are accumulated and charged to cost of sales as the related inventories are sold. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

On December 21, 2007 the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified” method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 159 the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No.157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its results of operations and financial conditions.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company does not expect the adoption of EITF 06-3 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No.156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods. SFAS No. 156 is effective beginning Fiscal year 2008. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s Invested in the sale of marketable securities and as of December 31, 2007 had an unrealized loss of $38,855 consists of the following:

2007

Equity securities - fair value	$711,941
Less: unrealized loss on market securities	(38,855
Equity securities - net	$673,086

NOTE 4 - LAND DEVELOPMENT LOANS AND LOANS FROM AFFILIATES

All land development loans and loans from affiliates were paid off by December 31, 2007.

NOTE 5 - SHARE CAPITAL

Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code. The Company has authorized 25,000,000 shares of common stock, at $.001 par value and 21,780,226 are issued and outstanding.

During the year ended December 31, 2007, the Company did not issue any common stock. The Company has no options or warrants issued or outstanding as of December 31, 2007.

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of the shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and value of the services rendered. During the year ended December 31, 2006, the Company granted to consultants, 1,800,000 shares of common stock valued in the aggregate at $1,800 with a strike price range of $.01. The value of these shares was expensed during the year December 31, 2006.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Current:
Federal	$30,466	$27,765
State	1,846	34,709
	32,312	62,474
Deferred:
Federal	—	—
State	—	—
—		—
Benefit from the operating loss carryforward	—	—
(Benefit) provision for income taxes, net	$32,312	$62,474

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	2.4%	2.4%
Effective tax rate	36.4%	36.4%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

December 31,
	2007	2006

Net operating loss carryforward	—	—
Valuation allowance	—	—

Deferred income tax asset	$—	$—

NOTE 7 — NET INCOME PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.

NOTE 8— RELATED PARTY TRANSACTIONS

One of the Company’s director is a significant shareholder of the Company. The Company frequently receives advances and advances funds to an entity controlled by a director of the Company to cover short-term cash flow deficiencies. During the year ended December 31, 2006 the director advanced $266,622 to the Company and received repayments of that advance during the six months ended June, 2007 and all remaining balances were paid in full.

NOTE 9- SUBSEQUENT EVENT

In February 18, 2008 the Company acquired BioAuthorize, Inc. which is a hi-tech biometric technology company delivering voice-enabled payment authorization and processing services to the payment processing industry.

* * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In March 3, 2008 our prior auditor, Weaver & Martin, LLC, was dismissed and terminated, and the Company engaged the firm of Jewett, Schwartz, Wolfe & Associates as its principal independent accountant. There were no reportable disagreements or events (as defined in Regulation S-B Item 304(a) (1) (iv)), and no transactions or events similar to a reportable disagreement or event with regard to the dismissal and termination of Weaver & Martin, LLC. Additional information regarding the change in our principal independent accountant is set forth in the Report on Form 8-K filed March 5, 2008.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The Agreement through which the Company acquired BioAuthorize, provides under a post-closing condition that, Larry Don Bankston and Lenny Amado, presently directors of the Company will resign from the Board of Directors, and G. Neil Van Wie and Gerald B. Van Wie are to be appointed to the Board. Those resignations have not yet occurred. None of the officers and directors named below are acting on behalf of, or at the direction of, any other person.

Name	Age	Position	Term
Yada Schneider	37	Director, president and Chief Executive Officer	Since February 2008
Larry Don Bankston	59	Director	Since July 2006
G. Neil Van Wie	58	Vice-President and Chief Financial Officer	Since February 2008
Gerald B. Van Wie	36	Vice-President, Chief Operating Officer and Chief Technical Officer	Since February 2008
Lenny Amado	49	Director	Since November 2007

Biographical information regarding each of our directors and executive officers is set forth below:

Larry Don Bankston: Since 1985, Mr. Bankston has been the Chief Executive Officer of Bankston Electric Company, Inc. (BECI), a commercially licensed electrical contracting company based in Texas. BECI serves the Dallas and Fort Worth metropolitan area providing services in new construction, remodeling, repair and trouble call related electrical services including today’s latest computerized motor controls, equipment and appliance applications. Mr. Bankston created Genesis Land Development, LLC now known as Genesis Land, Inc. with two partners in July 2003. In July 2004 Mr. Bankston bought out the two other partners and owned the company exclusively until its merger with AABB now known as Genesis Holdings, Inc. Genesis Land completed its first residential development in 2005, which consisted of the 55 acre, 172 lot “Bankston Meadows” development. Mr. Bankston has devoted an average of 40 hours per week to the business of the Company over the last year.

Yada Schneider, 37, was appointed as a director of the Company and as the President and Chief Executive Officer of the Company effective February 18, 2008 pursuant to provisions of the Share Exchange Agreement dated February 18, 2008 between the Company, BioAuthorize and the BioAuthorize Shareholders (the “Agreement”). He holds no other directorship positions in reporting companies. Mr. Schneider has most recently been a director and President and Chief Executive Officer of BioAuthorize, positions he continues to hold and receive compensation under his employment agreement. Mr. Schneider has 20 years experience in the high tech industry and 10 yrs experience as CTO of a successful start-up company, Bridge Technology, Inc. He has years of experience designing, implementing, deploying, and supporting diverse technology solutions including artificial intelligence, enterprise business systems, public-key infrastructure, device interface software, embedded systems, web-based solutions, and services based (n-tier) architecture to major corporations including Intel Corporation, Choice Hotels International, GTX Corporation, and Allied Signal Aerospace. He has extensive experience delivering transaction processing solutions including delivery of credit card transaction processing functionality for Choice Hotel’s enterprise application functionality. He also successfully delivered a patented transaction processing system to realize Bridge Technology’s business goals. Mr. Schneider has experience certifying software solutions with VISA and third-party payment processors, including Southern DataCom, PaymentTech, and Vital Processing. In connection with Mr. Schneider’s appointment to the Board and as an officer of the Company, the Company did not enter into or materially amend any plan, contract or arrangement that Mr. Schneider will participate in as a director or officer of the Company. Mr. Schneider will be compensated on the Board in accordance with any existing policies for employee members of the Board and no compensation has been established for his positions as an officer of the Company.

G. Neil Van Wie, 58, was appointed as Vice President and Chief Financial Officer of the Company effective February 18, 2008 pursuant to provisions of the Agreement. Mr. Van Wie has most recently been a director, a Vice President and Chief Financial Officer of BioAuthorize, positions he continues to hold and receive compensation under his employment agreement. From late 2003 through September 2007, he served as controller of Maverick Masonry, Inc., a commercial masonry contractor, responsible for human resources, payroll, financial accounting and reporting. From September 2001 through November 2003 Mr. Van Wie served as the Director of Information Services - Planning & Administration for Pulte Homes, Inc. with responsibilities for the combined IT organizations of Pulte Homes and Del Webb Corporation directly reporting to the Vice President/CIO. G. Neil Van Wie is the father of Gerald B. Van Wie. In connection with Mr. Van Wie’s appointment as an officer of the Company, the Company did not enter into or materially amend any plan, contract or arrangement that Mr. Van Wie will participate in as an officer of the Company. No compensation has been established for his positions as an officer of the Company.

Gerald B. Van Wie, 36, was appointed Vice President, Chief Operating Officer and Chief Technical Officer of the Company effective February 18, 2008 pursuant to provisions of the Agreement. Mr. Van Wie has most recently been a director, a Vice President and Chief Operating Officer of BioAuthorize, and he will continue to hold those positions and receive compensation under his employment agreement. From March 1995 until February 2007, Mr. Van Wie worked for Intel Corporation holding various positions during his tenure with Intel. As a Senior Systems Architect/Technical Project Manager he managed several technical teams on various engineering projects of information systems. Following that he was a Technical Product Architect/Operations Manager managing engagements, enhancements and operations for billing systems for Pay-Per-View inter-department billings within Intel. Finally, as a Technical Program Manager he acted as a coach for solution integration of mission critical enterprise information systems. Gerald Van Wie is the son of G. Neil Van Wie. In connection with Mr. Van Wie’s appointment as an officer of the Company, the Company did not enter into or materially amend any plan, contract or arrangement that Mr. Van Wie will participate in as an officer of the Company.

Lenny Amado, 49, began serving as the Vice President of Operations for Nutritional Beverages, a dietary supplements manufacturer based in Phoenix, Arizona, in August of 2003. In January of 2006 he also took over the daily operations management for Aerobic Life Industries, a sales and marketing company based in Phoenix, Arizona, which focuses on selling dietary supplement products. All manufacturing and sales for both companies are housed in a 15000 square foot facility with 22 employees. Prior to joining Nutritional Beverages and Aerobic Life Industries, Mr. Amado worked from 2001 to 2003 as the General Manager of Bottled Water Images in Phoenix, Arizona, a bottled water company selling niche products to retail markets. Mr. Amado became a director of the Company in November 2007.

None of the executive officers or directors of the Company has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or has been a party to a civil proceeding which resulted in a judgment, decree or final order enjoining further violations of, or prohibiting activities subject to, federal or state securities laws or finding any violation of such laws. All of the executive officers and directors of the Company are citizens of the United States.

The Board of Directors of the Company has not established any committees.

Compliance With Section 16(a) of the Exchange Act

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

We believe that the Company’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2007 except for the Form 3 filed on July 6, 2007 by Jason Pratte, the former President and CEO of the Company and the Form 3 filed on July 26, 2007 by Larry Don Bankston, a current director of the Company. Both of these reports were filed late.

Code of Ethics

The Company has not adopted a code of ethics with standards as set out by the SEC's regulations as of the date of this filing, although management intends to consider the need for a code of ethics in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from July 1, 2001 through December 31, 2007. As of February 18, 2008, Yada Schneider was appointed as a director and the Chief Executive Officer and President, and Neil Van Wie as Vice-President and Chief Financial Officer and Gerald B. Van Wie as Vice-President, Chief Operating Officer and Chief Technical Officer of the Company. Since Mr. Schneider, Neil Van Wie and Gerald Van Wie held no positions with the Company prior to February 2008, they are not included in any of the executive compensation information.

2007 and 2006 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Pratte	2007 &2006	0.	0	0	0	0	0	0	0

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jason Pratte	0	0	0	0

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jason Pratte	(1)	0	0	0

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Jason Pratte	0	0	0	0	0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Pratte	$0-	0	$0-	0	0	0	$0-

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Jason Pratte	2007 & 2006	0	0	0	0	0	0	0

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Jason Pratte	2007 & 2006	0	0	0	0	0

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Jason Pratte	Severance	(1)	0	0	0	0	0

There was no compensation paid to any other director or officer during the fiscal years ended December 31, 2004-2007.

Employment Agreements

The Company has not entered into employment agreements with any of its officers as of the date of this filing. Yada Schneider and Gerald B. Van Wie each have five (5) year employment agreements with BioAuthorize, and G. Neil Van Wie has a four (4) year employment agreement with BioAuthorize, our wholly-owned subsidiary which was acquired in February 2008. These employment agreements continue through the end of 2012 and 2011, respectively.

Director Compensation

The Company’s directors did not receive any cash or other compensation during any of the respective years ended December 31, 2006 through December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 26, 2008 we had 25,000,000 shares of common stock outstanding. The following table sets forth certain information regarding beneficial ownership of the common stock as of March 26, 2008 with respect to (i) our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock.  Under SEC rules, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law. Unless otherwise stated in the table below, the address of each beneficial owner is Genesis Holdings, Inc., 15849 N. 71st Street, Suite 226, Scottsdale, AZ 85254-2179.

Title of Class	Name & Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (3)

Common Stock	Larry Don Bankston, Director1525 Clover Hill Road, Mansfield, TX 76063	2,219,774	(4)	8.88%

Common Stock	Yada Schneider, President, CEO, Director	7,128,000		28.51%

Common Stock	Gerald B. Van Wie, Vice President, Chief Operating Officer and Chief Technical Officer of the Company	7,128,000		28.51%

Common Stock	G. Neil Van Wie, Vice President and Chief Financial Officer	880,000		3.52%

Common Stock	Members Only Financial, Inc.16680 N. 174th LaneSurprise, AZ 85388	2,464,000		9.86%

Common Stock	Soliton, LLC49 W. River RoadRumson, NJ 07760	2,400,000		9.60%

Common Stock	Directors and Officers as a group, 4 people	17,355,774		69.42%

(1) The address of beneficial owners Yada Schneider, Gerald B. Van Wie and G. Neil Van Wie is c/o Genesis Holdings, Inc. is 15849 N. 71st Street, Suite 226, Scottsdale, AZ 85254-2179.

(2) All of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) The "Percentage of Class" is calculated by dividing the amount of shares beneficially owned by the sum of 25,000,000 which is the total outstanding shares of common stock of the Company.

(4) Includes 2,219,774 shares held by the Bankston Third Family Limited Partnership, of which Larry Don Bankston is the controlling partner, but excludes 16,780,226 shares which have been delivered by the Bankston Third Family Limited Partnership to the Company for cancellation in exchange for all of the interests of the Company in its wholly-owned real estate subsidiary, Genesis Land, Inc. pursuant to terms of the share exchange agreement dated February 18, 2008 between the Company, Genesis land, Inc. and the Bankston Third Family Limited Partnership which is scheduled to close no later than March 31, 2008.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 25,000,000 shares of common stock, par value $ .001 per share. Currently, we are not authorized to issue any shares of preferred stock.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. There are no outstanding options or warrants. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose.

Dividend Policy

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Options and Warrants:

As of December 31, 2007 there were no options and warrants outstanding.

Convertible Securities

At December 31, 2007 we have no convertible securities.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On December 31, 2007, the Company engaged Island Stock Transfer to serve in the capacity of transfer agent. The transfer agent’s mailing address and telephone number is 100 Second Avenue South, Suite 104N, St. Petersburg, Florida - Phone (727) 289-0010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

On July 1, 2006, Genesis Holdings entered into a Merger Agreement with Genesis Land Development, LLC to acquire 100% of the ownership interests of Genesis Land Development, LLC as a wholly-owned subsidiary in exchange for the issuance of 19,000,000 shares of Genesis Holdings common stock to the Bankston Third Family Limited Partnership. Genesis Land Development, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

Mr. Bankston controls the Bankston Third Family Limited Partnership, the sole equity holder in Genesis Land Development, LLC prior to the July 1, 2006 merger. Genesis Land Development, LLC was organized in Texas on September 8, 2003 for the purpose of developing a 55.509 acre tract of land within the Dallas, Texas metropolitan area. The real estate was contributed to Genesis Land Development, LLC by Larry Don Bankston on September 30, 2003. Other than through beneficial ownership of this equity, there was no prior relationship between Mr. Bankston and the Company. Mr. Bankston is a director of the Company.

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

The Company issued seven notes payable dated from January 28, 2005 through April 29, 2005 payable to Larry Don Bankston. The loans bear interest at a rate of 7%. Principal is due on demand. The outstanding principal balance and accrued interest on these notes, in the total amount of $266,622, was paid in full during the six (6) month period ended September 30, 2007.

On February 18, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with BioAuthorize and all of BioAuthorize's shareholders, some of which are the individuals now or to be appointed to our board of directors under provisions of the Exchange Agreement.  Yada Schneider was appointed to our board of directors on February 18, 2008. Following the 10-day period after an Information Statement is mailed to our registered shareholders, two of our current directors, Larry Don Bankston and Lenny Amado, will resign from the board of directors, and the remaining director, Yada Schneider, will appoint G. Neil Van Wie and Gerald B. Van Wie to our board of directors.

Under the terms of the Exchange Agreement we acquired the business of BioAuthorize through an acquisition of all of its outstanding stock from its shareholders.  In exchange we issued, in the aggregate, 20,000,000 shares of our common stock to the five (5) BioAuthorize shareholders.  As a result, BioAuthorize became our wholly owned subsidiary, and the BioAuthorize shareholders now own approximately 80% of our outstanding stock on a fully diluted basis.  In connection with the Closing of the Exchange Agreement, we issued shares of our common stock to the individuals being appointed to our board of directors as discussed herein in exchange for their shares of BioAuthorize stock.  Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie received approximately 60.54% of the outstanding shares of the Company’s common stock on a fully diluted basis. See "Security Ownership Of Certain Beneficial Owners And Management," above.

In addition, on February 18, 2008, the Company entered into a Share Exchange Agreement for the transfer of all interests in its wholly-owned real estate subsidiary, Genesis Land, Inc., to the Bankston Third Family Limited Partnership no later than March 31, 2008 in exchange for 16,780,226 shares of common stock of the Company owned by the Bankston Third Family Limited Partnership. The Bankston Third Family Limited Partnership has delivered the shares of common stock to the Company.

None of the Company’s directors would be considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system, other than Mr. Amado. Although the Company is not subject to any listing standards with respect to director independence, for purposes of this determination, the Company used the NASDAQ director independence standard for evaluating director independence.

ITEM 13. EXHIBITS.

The exhibits marked with an "*" were filed with the Company's original Form 8-A12G on August 10, 2001, and those marked with a “#” were filed with the Company’s initial Form SB-2 on September 15, 2006. The remaining exhibits are filed with this report. The exhibits marked with an “**” were filed with the December 31, 2006 10-KSB, the exhibits marked with an “***” were filed with the February 18, 2008 8-K filing and the exhibit marked with an “****” were filed with the March 21, 2008 8-K filing.

Exhibit #	Description
*3.1	Articles of Incorporation

*3.2	By-Laws

**10.1	Agreement of Purchase and Sale dated June 3, 2005 by and between Genesis Land Development, LLC and Wall Homes, Inc.

**10.2	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and William E. Lane Lane

**10.3	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and RD Bickerstaff

**10.4	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Laura Poulson

**10.5	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Heritage West Capital

**10.6	Merger Agreement, dated July 1, 2006, by and among AABB, Inc., AABB Acquisition Sub, Inc., Genesis Land Development, LLC and certain shareholders

***10.7	Share Exchange Agreement dated February 18, 2008 by and among the Company, BioAuthorize and the BioAuthorize Shareholders list on Exhibit A to the Agreement

***10.8	Share Exchange Agreement dated February 18, 2008 by and among the Company, Genesis Land, Inc. and the Bankston Third Family Limited Partnership

****10.9	First Amendment to Share Exchange Agreement dated February 18, 2008 by and among the Company, Genesis Land, Inc. and the Bankston Third Family Limited Partnership

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Reports on Form 8-K

During the last quarter of the year ended December 31, 2007 we filed no reports on Form 8-K. During the first quarter ended March 31, 2008 we filed the following reports on Form 8-K:

January 3, 2008 for report dated November 5, 2007 regarding the appointment of Lenny Amado as a director.

February 22, 2008 for report dated February 18, 2008 regarding the acquisition of BioAuthorize and the transaction for the conveyance of all ownership interest in Genesis Land to the Bankston Third Family Limited Partnership no later than March 31, 2008.

March 5, 2008 for report dated March 3, 2008 regarding the change in the Company’s principal independent accountant.

March 21, 2008 for the report dated March 17, 2008 regarding the extension of the closing of the Genesis Land transaction with the Bankston Third Family Limited Partnership from March 17 to March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in the 2007 fiscal year to its principal accountant, Jewett, Schwartz, Wolfe and Associates:

Year ended December 31, 2007
1. Audit fees	$10,000
2. Audit-related fees	—
3. Tax fees	—
4. All other fees	—
Totals	$10,000

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees. As the Company does not have an audit committee, the entire Board pre-approves all services provided by the Company's principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 31, 2008	Genesis Holdings, Inc.

	By:	/s/ Yada Schneider
Yada Schneider President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2008

	By:	/s/ Neil Van Wie
Neil Van Wie Vice-President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Yada Schneider his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ Yada Schneider
Yada Schneider Director, President & CEO

Date: March 31, 2008	By:	/s/ Larry Don Bankston
Larry Don Bankston, Director