Form 10-Q
period 2008-03-31
GENESIS HOLDINGS, INC.
filed 2008-05-15
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b– 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non– Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b– 2 of the Exchange Act).  Yes ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common stock, $0.001 par value	23,275,000

GENESIS HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2008

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS:

CURRENT ASSETS
Cash	$93,711	$484,937
Prepaid expense	789	13,973
Total current assets	94,500	498,910

PROPERTY AND EQUIPMENT, net	72,116	79,917

Patent	9,598	4,521
Deposits	19,650	27,031
TOTAL ASSETS	$195,864	$610,379

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,007	$14,272
Accrued liabilities	30,102	-
Total current liabilities	40,109	14,272

TOTAL LIABILITIES	40,109	14,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

	-	163
Class A preferred stock, $.01 par value, 10,000,000 shares authorized 16,376 issued and outstanding
Common stock, $.001 par value, 25,000,000 shares authorized;	23,725	1,050
23,725,000 and 105,000 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively
Accumulated deficit during this development stage	(1,959,246)	(1,518,893)
Additional paid in capital	2,091,276	2,113,787
Total stockholders' equity	155,755	596,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,864	$610,379

The accompanying notes are an integral part of these financial statements.

GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH MARCH 31, 2008

			For the Period
			from August 23, 2006
			(inception) through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	414,302	141,589	1,825,061
Sales and marketing expenses	13,715	2,775	76,693
Depreciation and amortization	7,801	-	21,501
Research and development	6,661	1,939	38,605
Total operating expenses	442,479	146,302	1,961,860
OPERATING LOSS	442,479	146,302	1,961,860

OTHER (INCOME) AND EXPENSES:
Interest expense	193	-	413
Interest income	(2,319)	(678)	(39,945)
Other income	-		1,200
Loss on investments	-	-	35,718
Loss on discontinued operations	-	-	-
Total other expense	(2,126)	(678)	(2,614)

NET LOSS (INCOME)	$(440,353)	$(145,625)	$(1,959,246)

NET LOSS PER SHARE:
Basic and diluted - earnings (loss) per share	$(0.02)	$(0.01)

Basic and diluted - weighted average	23,725,000	21,780,226

The accompanying notes are an integral part of these financial statements.

GENESIS HOLDINGS INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH MARCH 31, 2008

			For the Period
			from August 23, 2006
			(inception) to
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(440,353)	$(145,625)	$(1,959,246)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	7,801	-	21,501
Issuance of common stock for services	-	-	110,575
Changes in assets and liabilities:
Accounts receivables	13,384	-	(589)
Deposits	2,304	(4,425)	(24,727)
Accrued payables and accrued liabilities	25,638	7,633	39,910
Net cash (used) in operating activities	(391,226)	(142,417)	(1,812,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	(4,425)	(98,138)
Net cash used in investing activities	-	(4,425)	(98,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	4,425	4,425
Proceeds from the issuance of preferred stock	-	1,000,000	2,000,000
Proceeds and repayment from affiliates loans	-	-	-
Net cash provided by financing activities	-	1,004,425	2,004,425

DECREASE (INCREASE) IN CASH	(391,226)	857,583	93,711
CASH, BEGINNING OF YEAR	484,937	-	-
CASH, END OF YEAR	$93,711	$857,583	$93,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Overview

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

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders owned approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis.

NOTE 2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $(1,959,246) since inception. The Company’s activities to date have been funded by its affiliate company, Genesis Land, Inc. There is no assurance that additional funds will be advanced to the company or that sufficient investor interest will be developed to provide funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code. The Company has authorized 25,000,000 shares of common stock, at $.001 par value and 23,725,000 are issued and outstanding.

During the year ended December 31, 2007, the Company did not issue any common stock. The Company has no options or warrants issued or outstanding as of December 31, 2007.

NOTE 6- RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 7. SUBSEQUENT EVENTS

The Company has initiated the required corporate action to change its name to BioAuthorize, Inc. which is expected to become effective in June, 2008.

* * * * * *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

In fiscal 2007, the Company’s sole operating company was its wholly owned subsidiary Genesis Land. All income and expense of the Company have been derived from operations of Genesis Land.

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders acquired approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The BioAuthorize shareholders who received shares of the Company’s common stock in the share exchange are Yada Schneider, G. Neil Van Wie, Gerald B. Van Wie, Soliton, LLC and Members Only Financial, Inc. There are no agreements among the former BioAuthorize shareholders regarding their holdings of the Company’s common stock. Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie, the directors and officers of BioAuthorize, received approximately 60.54% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.

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

BioAuthorize has developed a method for payment processing by coupling a new financial instrument with a patent-pending payment solution.  The method is expected to function whereby lines of credit will be issued to qualified consumers that can be used at participating merchants that utilize the voice-enabled payment authorization services. BioAuthorize seeks to employ the latest technologies to enable automated biometric identification for payment authorization.  Consumers and merchants should benefit from the low cost, convenience, and security delivered by this service. BioAuthorize is continuing its efforts to complete development and implementation of its new consumer lending program along with its innovative payment processing solution, providing a better way to process financial transactions.

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

Products and Services

The services and products offerings that we anticipate will be available with the BioAuthorize technology are not yet available as efforts continue to complete the development and implementation of the technology necessary for such offerings. A prototype of the voice-enabled payment authorization and processing technology has been completed. However, a number of additional actions must be taken before the prototype is ready for beta testing. (Beta testing is necessary to confirm that the BioAuthorize technology functions in actual practice the way it was conceived to function.) The additional tasks to be completed include: (1) web enrollment of consumers and merchants and completion of account management web interface development; (2) integration with a credit reporting agency; (3) back office billing and integration of consumer enrollment; (4) payment processing infrastructure (moving money to merchants); and (5) establishment of consumer lending capability by developing a relationship with a consumer lending company. Assuming proper capitalization for completing these tasks and having a consumer-lending source in place neither of which has been achieved, we anticipate, but can make no assurances, that completion of these tasks could occur within a 90-day period.

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

Government Regulation and Environmental Matters

With completion of the disposition of Genesis Land on March 31, 2008, we have eliminated our land development business and expect to focus all our efforts on the development and implementation of the BioAuthorize technology. Therefore the governmental regulation and environmental matters that relate to our past real estate development activities are not expected to be factors to be considered in our future.

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

RESULTS OF OPERATIONS

Revenues

We are a development stage company and have not generated revenues since inception on August 23, 2006.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expenses for the three months ended March 31, 2008 were $414,302 as compared to $141,589 in March 31, 2007. The increase in the expenses is related to the acquisition of BioAuthorize, Inc. which is a development stage company.

Interest expense for the three months ended March 31, 2008 was $192 as compared to $0.00 in March 31, 2007. This decrease is a result of paying off the outstanding loans made by our directors.

The net loss for three months ended March 31, 2008 was ($440,353) as compared to a net income in March 31, 2007 of ($145,625). The decrease is primarily associated with the acquisition of BioAuthorize, Inc. which is a development stage company.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund operations and capital expenditures which have been made exclusively through our wholly owned real estate subsidiary Genesis Land until it was spun out on March 31, 2008. With the disposition of Genesis Land we will no longer be able to fund any of our capital requirements from this affiliate. Currently, our cash on hand and expected cash flow is not substantial enough to sustain the Company for more than thirty (30) days. We are actively and aggressively seeking additional capital but no assurance can be made that we will obtain additional capital or that additional capital may be obtained on terms and conditions that are acceptable to us.

The Company’s operating capital requirements have been funded primarily through investor funds and the raising of capital through our existing shareholders.

Cash used and provided by operating activities for the three months ended March 31, 2008 was ($391,226) as compared to ($142,417) for the period ending March 31, 2007. The change is due primarily to the reduction in the sale of residential land, the disposition of Genesis Land and the acquisition of BioAuthorize during the period.

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

Additional Information

Genesis files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments or other market risk sensitive instruments and do not engage in any hedging activities. As a result, we have no exposure to potential loss in future earnings, fair values or cash flows as a result of holding any market risk sensitive instruments. Most of our activity is the development stage and development of our technology.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any claims and legal actions that would not be considered ordinary routine litigation that is incidental to the business.

ITEM 1A - Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-KSB in response to Item1A to Part 1 of Form 10-KSB except as follows:

Under the section entitled - II. Risks Associated with Our Current Stage of Business

We May Not Have Access to Sufficient Capital to Pursue Further Development of the BioAuthorize Business and Technology and Therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the BioAuthorize business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. Since the date of our report on Form 10-KSB filed on March 31, 2008 we have been unsuccessful in raising additional capital. We have stopped paying the salaries of our three employees and have deferred payment of those salaries. Based upon our current needs, our cash on hand and expected cash flow is not substantial enough to sustain the Company for more than thirty (30) days. We are currently seeking and continue to seek additional capital. Such financing may not be available timely or at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the three (3) months ended March 31, 2008, except as follows:

On February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders acquired approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws. As of May 7, 2008, the former BioAuthorize shareholders hold approximately 79% of our issued and outstanding common stock. Our executive management team consisting of Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie received approximately 63.80% of the outstanding shares of the Company’s common stock on a fully diluted basis in the share exchange.

Effective March 31, 2008, we disposed of all of our interest in Genesis Land, Inc. by way of a share exchange with the Bankston Third Family Limited Partnership (“Bankston”). Under terms of the Share Exchange Agreement dated February 18, 2008, we transferred all of the capital stock of Genesis Land to Bankston in exchange for 16,780,226 shares of common stock of the Company held by Bankston.

ITEM 3.DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the period ended March 31, 2008

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no defaults upon any senior securities of the Company during the period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Reports on Form 8-K

During the last quarter of the year ended December 31, 2007 we filed no reports on Form 8-K. During the first quarter ended March 31, 2008 we filed the following reports on Form 8-K:

January 3, 2008 for report dated November 5, 2007 regarding the appointment of Lenny Amado as a director.

February 22, 2008 for report dated February 18, 2008 regarding the acquisition of BioAuthorize, Inc., the share exchange with the BioAuthorize Shareholders and the transaction for the conveyance of all ownership interest in Genesis Land, Inc. to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of our common stock no later than March 31, 2008.

March 5, 2008 for report dated March 3, 2008 regarding the change in the Company’s principal independent accountant.

March 21, 2008 for the report dated March 17, 2008 regarding the extension of the closing of the Genesis Land, Inc. transaction with the Bankston Third Family Limited Partnership from March 17 to March 31, 2008.

April 4, 2008 for the report dated march 31, 2008 regarding the closing of the transaction for the conveyance of all ownership interest in Genesis Land, Inc. to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	Genesis Holdings, Inc. By: /s/ Yada Schneider
Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By: /s/ Neil Van Wie
Neil Van Wie
Vice-President and Chief Financial Officer (Principal Financial Officer)