Form 10-Q
period 2008-06-30
GENESIS HOLDINGS, INC.
filed 2008-08-14
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 000-33073

BioAuthorize Holdings, Inc.
formerly known as
Genesis Holdings, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-2775009
State of Incorporation	IRS Employer Identification No.

15849 N. 71st Street, Suite 226
Scottsdale, AZ 85254
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (928) 300-5965

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2008
Common stock, $0.001 par value	23,725,000

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Signatures

PART I - FINANCIAL INFORMATION

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	June 30, 2008	December 31, 2007
	(unaudited)	(Audited)
CURRENT ASSETS
Cash	$17,888	$484,937
Prepaid expense	-	13,973
Total current assets	17,888	498,910

PROPERTY AND EQUIPMENT, net	64,314	79,917

Patent	7,788	4,521
Deposits	150	27,031
TOTAL ASSETS	$90,140	$610,379

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,926	$14,272
Accrued liabilities	174,528	-
Total current liabilities	177,454	14,272

Notes payable - affiliate	17,554	-
TOTAL LIABILITIES	195,008	14,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 25,000,000 shares authorized; 23,725,000 and 105,000 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	23,725	23,725
Accumulated deficit during this development stage	(2,219,868)	(1,518,893)
Additional paid in capital - originally filed	-	2,113,787
Reverse merger adjustment	-	(22,512)
Additional paid in capital - restated	2,091,275	-
Total stockholders' equity	(104,868)	596,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,140	$610,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	Three Months Ended		Six Months Ended		For the Period from August 23, 2006 (inception) through
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	243,238	188,447	663,270	325,516	2,074,029
Sales and marketing expenses	-	19,416	7,985	21,684	70,963
Depreciation and amortization	7,801	1,923	15,603	1,997	29,303
Research and development	9,729		16,390	6,834	48,334
Total operating expenses	260,768	209,786	703,248	356,031	2,222,629
OPERATING LOSS	(260,768)	(209,786)	(703,248)	(356,031)	2,222,629

OTHER (INCOME) AND EXPENSES:
Interest expense	2	-	193	58	413
Interest income	(148)	(9,835)	(2,466)	(10,513)	(40,092)
Other income	-	-	-	-	1,200
Gain on investments	-	(2,255)	-	(2,256)	35,718
Total other expense	(146)	(12,090)	(2,273)	(12,711)	(2,761)

NET LOSS (INCOME) BEFORE COMPREHENSIVE INCOME	$(260,622)	$(197,696)	$(700,975)	$(343,320)	$(2,219,868)

Other comprehensive (income) loss:
Unrealized gain on investments	-	(23,341)	-	(23,341)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(260,622)	$(221,037)	$(700,975)	$(366,661)

NET (LOSS) PER SHARE:
Basic and diluted - earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted - weighted average	23,725,000	21,780,226	23,725,000	21,780,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	2008	2007	For the Period from August 23, 2006 (inception) to June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(700,975)	$(366,661)	$(2,219,868)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	15,603	1,997	29,303
Issuance of common stock for services	-	-	115,000
Changes in assets and liabilities:
Prepaid expenses	13,973	(4,425)	-
Other assets	23,614	(196)	(7,938)
Accrued payables and accrued liabilities	163,182	6,023	177,454
Net cash used in operating activities	(484,603)	(363,262)	(1,906,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible and fixed assets	-	(75,118)	(93,617)
Net cash used in investing activities	-	(75,118)	(93,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	-	2,000,000	2,000,000
Proceeds and repayment from affiliates loans	17,554	-	17,554
Net cash provided by financing activities	17,554	2,000,000	2,017,554
-
(DECREASE) INCREASE IN CASH	(467,049)	1,561,620	17,888
CASH, BEGINNING OF YEAR	484,937	-	-
CASH, END OF YEAR	$17,888	$1,561,620	$17,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$193	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

BioAuthorize Holdings, Inc. formerly known as Genesis Holdings, Inc. (the “Company”) effective June 5, 2008, was incorporated on May 25, 1999 in the State of Nevada. The Company was a holding company for subsidiary acquisitions.

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

For accounting purposes, the acquisition of Genesis land Development, LLC was treated as a recapitalization rather than a business combination. After the merger, AABB, Inc. changed its name to Genesis Holdings, Inc., and Genesis Land Development, LLC ceased to exist as it was merged into the Company’s wholly-owned subsidiary, Genesis Land, Inc. The Company was considered a development stage company prior to its acquisition of Genesis Land Development, LLC.

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize, Inc.” or “BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BioAuthorize and the five (5) former BioAuthorize shareholders owned approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The Company conveyed all ownership interest in Genesis Land, Inc. its wholly owned subsidiary to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of our common stock effective March 31, 2008. Pursuant to provisions of the Agreement, the Company was required to change its name to BioAuthorize Holdings, Inc. The name change was completed on June 5, 2008.

The consolidated financial statements include the operations of BioAuthorize, Inc. for the entirety of the periods presented, whereas, the historical financial statements of BioAuthorize, Inc. became the historical financial statements of the Company as required under the purchase method of accounting. See Note 5 as the financial information condensed consolidated statements of operations as if the share exchange under the Agreement occurred on January 1, 2007.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Development State Company

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

Principles of Consolidations

On February 18, 2008 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the share exchange with BioAuthorize, Inc. as the acquirer which is now a wholly owned subsidiary of the Company. As described in the Current Report, for accounting purposes, the share exchange was accounted for as a reverse acquisition, with BioAuthorize, Inc. as the acquirer. The historical financial statements of BioAuthorize, Inc. became the historical financial statements of the Company as required under the purchase method of accounting.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2006. From inception through the six months ended June 30, 2008, the Company has accumulated net losses of ($2,219,868). Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 4 - SHARE CAPITAL

BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code. The Company has authorized 100,000,000 shares of common stock, at $.001 par value and 23,725,000 are issued and outstanding and has authorized 1,000,000 shares of preferred stock, par value $.001 per share, to be designated in series or classes as determined by our Board of Directors.

The Company has no options or warrants issued or outstanding as of June 30, 2008.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 5 - SHARE EXCHANGE

Effective February 18, 2008, the Company completed its acquisition of BioAuthorize, Inc. pursuant to a Share Exchange Agreement dated February 22, 2008. BioAuthorize, Inc. is a wholly owned subsidiary of the Company. In the share exchange, the former stockholders of BioAuthorize, Inc.received common shares in the Company.

Immediately after the share exchange, the former BioAuthorize, Inc. shareholders owned a total of approximately 80% of the outstanding common stock of the Company. Pursuant to the Share Exchange Agreement, 100% of the outstanding common stock of BioAuthorize Inc. was exchanged for 80% of the Company’s shares of common stock valued at $596,107 and no cash consideration or other consideration was issued or used in the share exchange. In addition to the ownership of the common stock, one of the BioAuthorize Inc. board members became a member of the Board of Directors of the Company and the management of BioAuthorize, Inc became the management team of the Company.

The share exchange was accounted for as a reverse acquisition by BioAuthorize, Inc.., and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of BioAuthorize, Inc. common stock in exchange for the fair market value of common stock of the Company. The reasons for the share exchange are as follows:

•	The stock exchange allows for BioAuthorize, Inc. to have more liquidity and stronger market value;
•	The ability to utilize publicly-traded securities as consideration in connection with future potential mergers or acquisitions.

NOTE 6- RECENT PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
NOTE 6- RECENT PRONOUNCEMENTS -(continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 6- RECENT PRONOUNCEMENTS -(continued)

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 6- RECENT PRONOUNCEMENTS -(continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 7. SUBSEQUENT EVENTS

The Company completed the corporate action to amend its Articles of Incorporation to change its name to BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. effective June 5, 2008 and to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 and to authorize a total of 1,000,000 shares of preferred stock to be designated in series or classes as our board of directors shall determine.

* * * * * *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis and the Risk Factors set forth in this Report on Form 10-Q may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand for the services and product offerings of the Company, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Recent Developments

In April, 2008 a majority in interest of our stockholders approved an amendment to our Articles of Incorporation to change our name from Genesis Holdings, Inc. to BioAuthorize Holdings, Inc. and to increase our authorized capital to 100 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, par value $.001 per share, all as set forth in the Schedule 14C filed on May 12, 2008 and mailed to stockholders of record on April 25, 2008.

As set forth in the Schedule 14F-1 filed on May 12, 2008, notice of a change in control of our Board of Directors was sent to our stockholders of record as of April 25, 2008 to occur no earlier than 10 days after the mailing to the stockholders. Directors Larry Don Bankston and Lenny Amado have not yet resigned as of the date of this Report on Form 10-Q, and there has been no change in control of our Board. We do expect that the change in control of our Board of Directors will occur in the near future as set forth in the Schedule 14F-1.

We continue to seek additional capital for our business but have not been successful in securing additional capital on terms and conditions acceptable to us. Our chief executive officer has personally made payment of our payables since June 2008 totaling $17,554. Salaries of our three employees under contract have been deferred since late May 2008, and no payments of health insurance and life insurance benefits have been made since June 21, 2008.

Overview

BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. (the "Company") was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time and until July 1, 2006, the Company had no operations and was considered a development stage company as defined in FASB No. 7. The Company was formed specifically to be a publicly held reporting corporation for the purpose of either merging with or acquiring an operating company with assets and some operating history. 980,226 shares of common stock of the Company were issued to certain and various creditors of Diagnostic International, Inc. pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on May 25, 1999. Genesis Holdings, Inc. was formerly known as AABB, Inc., and this name change took effect on September 5, 2006.

In fiscal 2007, the Company’s sole operating company was its wholly owned subsidiary Genesis Land, Inc.. All income and expense of the Company have been derived from operations of Genesis Land until its disposition on March 31, 2008.

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation, whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BioAuthorize, and the five (5) former BioAuthorize shareholders acquired approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The BioAuthorize shareholders who received shares of the Company’s common stock in the share exchange are Yada Schneider, G. Neil Van Wie, Gerald B. Van Wie, Soliton, LLC and Members Only Financial, Inc. There are no agreements among the former BioAuthorize shareholders regarding their holdings of the Company’s common stock. Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie, the directors and officers of BioAuthorize, received approximately 60.54% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.

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

BioAuthorize has developed a method for payment processing by coupling a new financial instrument with a patent-pending payment solution.  The method is expected to function whereby the technology is implemented with lines of credit or other credit accounts which have been issued to qualified consumers by third parties that can be used for purchases at participating merchants that utilize the voice-enabled payment authorization services. BioAuthorize seeks to employ the latest technologies to enable automated biometric identification for payment authorization.  Consumers and merchants should benefit from the low cost, convenience, and security delivered by this service. BioAuthorize is continuing its efforts to complete implementation of its innovative payment processing solution, providing a better way to process financial transactions.

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

Operational Strategy

Outsourcing is a key strategy throughout the early period to reduce overhead and capital acquisition costs, while minimizing time to market. Core business administrative capabilities have also been outsourced including payroll, human resources, legal and similar functions. Company benefits, including health insurance & life insurance benefits, are now being offered to employees, which are expected to assist efforts to recruit new personnel. In as much as salaries are being deferred, health insurance and life insurance benefits were terminated effective June 21, 2008. Accounting, Product Engineering, Core IT, and Client Services are not expected to be outsourced.  However, the operations of the Company since June 2008 have been restricted as the Company seeks additional capital. No testing of the beta test program with the prototype of the voice-enabled payment authorization and processing technology have yet been implemented and no sales of the service or product offerings have been made.

Government Regulation and Environmental Matters

With completion of the disposition of Genesis Land effective March 31, 2008, we have eliminated our land development business and expect to focus all our efforts on the development and implementation of the BioAuthorize technology. Therefore the governmental regulation and environmental matters that relate to our past real estate development activities are not expected to be factors to be considered in our future.

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

RESULTS OF OPERATIONS

Revenues

We are a development stage company and the BioAuthorize, Inc. business has not generated revenues since inception on August 23, 2006.

Selling, General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2008 was $243,238 and $188,447 in June 30, 2007, respectively as compared to the six months ended June 30, 2008 was $663,270 and 325,516 in June 30, 2007, respectively. The increase in the expenses is related to the acquisition of BioAuthorize, Inc. in a share exchange and the related accounting and legal fees.

Depreciation and amortization expenses for the three months ended June 30, 2008 was $7,801 and $1,923 in June 30, 2007, respectively as compared to the six months ended June 30, 2008 was $15,603 and 1,997 in June 30, 2007, respectively. The increase in the expenses is related to the increase in the purchase of fixed assets such as computer equipment to implement our business plan.

Net loss for the three months ended June 30, 2008 was $260,622 and $221,037 in June 30, 2007, respectively as compared to the six months ended June 30, 2008 was $700,975 and 366,661 in June 30, 2007, respectively. The increase in the net loss is related to the increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since the disposition of Genesis Land we no longer have any internal source of funding our capital requirements. Currently, our cash on hand and expected cash flow is not substantial enough to sustain the Company. Our chief executive officer has personally made payment of our expenses since June 2008 totaling $17.554. Our primary capital expenditures are for our office location, our server facility and salaries. Salaries for our three employees under contract have been deferred since late May 2008, and we have been unable to make payments thereof since that time. In addition no payments of health insurance and life insurance benefits have been made since June 21, 2008. Our operations have been restricted due to a lack of capital. We are actively and aggressively seeking additional capital but no assurance can be made that we will obtain additional capital or that additional capital may be obtained on terms and conditions that are acceptable to us.

In the past, the Company’s operating capital requirements have been funded primarily through investor funds and the raising of capital through our existing shareholders.

Cash used by operating activities for the six months ended June 30, 2008 was ($484,604) as compared to ($358,836) for the period ending June 30, 2007. The change is due primarily to the acquisition of BioAuthorize, Inc. which is a development stage company which is implementing its business plan.

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

Additional Information

The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments or other market risk sensitive instruments and do not engage in any hedging activities. As a result, we have no exposure to potential loss in future earnings, fair values or cash flows as a result of holding any market risk sensitive instruments. All of our business activity is in the development stage and the development of our technology.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company during the period covered by this report.

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

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

(c)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any claims and legal actions that would not be considered ordinary routine litigation that is incidental to the business.

ITEM 1A - RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our the "Risk Factors" section of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

Under the Section entitled - II. Risks Associated with Our Current Stage of Business

We May Not Have Access to Sufficient Capital to Pursue Further Development of the BioAuthorize Business and Technology and Therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the BioAuthorize business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. Since the date of our report on Form 10-KSB filed on March 31, 2008 we have been unsuccessful in raising additional capital. We have stopped paying the salaries of our three employees under contract and have deferred payment of those salaries and have not paid health insurance and life insurance benefits since June 21, 2008. Based upon our current needs, our cash on hand and expected cash flow is not substantial enough to sustain the Company. Our Chief Executive Officer has personally made payment of our expenses since June 2008 totaling $17,544. Our primary capital expenditures are for our office location, our server facility and salaries. We are currently seeking and continue to seek additional capital. Such financing may not be available timely or at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BioAuthorize, Inc., and the five (5) former BioAuthorize, Inc. shareholders acquired approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws. As of May 7, 2008, the former BioAuthorize, Inc. shareholders hold approximately 79% of our issued and outstanding common stock. Our executive management team consisting of Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie received approximately 63.80% of the outstanding shares of the Company’s common stock on a fully diluted basis in the share exchange.

Effective March 31, 2008, we disposed of all of our interest in Genesis Land, Inc. by way of a share exchange with the Bankston Third Family Limited Partnership (“Bankston”). Under terms of the Share Exchange Agreement dated February 18, 2008, we transferred all of the common stock of Genesis Land to Bankston in exchange for 16,780,226 shares of common stock of the Company held by Bankston.

On March 31, 2008, BioAuthorize executed a Settlement and Release Agreement with Soliton, Inc. doing business as BlueCar Partners, a New York limited liability company (“Soliton”), to terminate the BlueCar Partners, LLC Letter Agreement dated December 7, 2007 by and between Soliton and BioAuthorize, and later amended by the First Amendment to the Agreement dated January 18, 2008 (collectively, the “Agreement”). Under provisions of the twelve-month Agreement, Soliton was providing consulting services to BioAuthorize. BioAuthorize was required to make monthly payments of $30,000 along with other cash consideration and did issue to Soliton 15,856 shares of common stock of BioAuthorize.

Under provisions of the Share Exchange Agreement dated February 18, 2008 by and among the Company, BioAuthorize, Inc. and the BioAuthorize, Inc. Shareholders listed on Exhibit A to that agreement, Soliton, as a BioAuthorize, Inc. Shareholder, received 2,400,000 shares of common stock of the Company in exchange for its shares of common stock of BioAuthorize, Inc.. Pursuant to the Settlement and Release Agreement, Soliton will no longer be required to perform services for BioAuthorize, BioAuthorize will no longer be required to make any additional payments to Soliton, and Soliton is transferring and redelivering to the Company for cancellation 1,275,000 shares of the Company’s common stock. Soliton retained beneficial ownership of 1,125,000 shares of the Company’s common stock. Additional provisions of the Settlement and Release Agreement include a mutual release of claims by the parties and indemnification provisions between the parties.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 24, 2008 action was taken by written consent by our majority stockholders who own in excess of the required majority of our outstanding Common Stock necessary for adoption of the actions to amend our Articles of Incorporation to change the name of the Company from Genesis Holdings, Inc. to BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc., to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000, par value $.001 per share, and to authorize a total of 1,000,000 shares of preferred stock, par value $.001 per share, to be designated in series or classes as our board of directors shall determine (the “Amendments”). There were 23,725,000 shares of common stock issued and outstanding at the time of the vote of security holders. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Therefore, the Company needed the affirmative vote of at least a majority of the outstanding shares of our common stock or 11,862500 shares to approve the Amendments. By unanimous written consent on April 24, 2008, as required under Nevada law, our Board of Directors adopted a resolution approving the Amendments. By written consent dated April 24, 2008, our three executive officers, Yada Schneider, Gerald B. Van Wie and G. Neil Van Wie, who collectively own 15,136,000 shares, or approximately 63.80% of the issued and outstanding shares of our common stock, approved, adopted and ratified the Amendments as stockholders of the Company. The Amendments were filed with the Secretary of State of the State of Nevada on June 5, 2008.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit #	Description
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. By: /s/ Yada Schneider
Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By: /s/ Neil Van Wie
Neil Van Wie
Vice-President and Chief Financial Officer (Principal Financial Officer)