Form 10-Q
period 2008-09-30
BioAuthorize Holdings, Inc.
filed 2008-11-14
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 000-33073

BioAuthorize Holdings, Inc.
formerly known as
Genesis Holdings, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-2775009
State of Incorporation	IRS Employer Identification No.

15849 N. 71st Street, Suite 216
Scottsdale, AZ 85254
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (928) 300-5965

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common stock, $0.001 par value	28,225,000

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

PART I – FINANCIAL INFORMATION

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS:

CURRENT ASSETS
Cash	$53,927	$484,937
Prepaid expense	-	13,973
Total current assets	53,927	498,910

PROPERTY AND EQUIPMENT, net	56,513	79,917

Patent	7,788	4,521
Deposits	2,575	27,031
TOTAL ASSETS	$120,803	$610,379

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,782	$14,272
Accrued liabilities	304,296	-
Total current liabilities	326,078	14,272

Notes payable - affiliate	7,962	-
TOTAL LIABILITIES	334,040	14,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $.001 par value, 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
28,225,000 and 20,000,000 issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	28,225	20,000
Additional paid-in capital - originally filed	-	2,113,787
Reverse merger adjustment	-	(18,787)
Additional paid-in capital - restated	2,189,275	2,095,000
Accumulated deficit during this development stage	(2,430,737)	(1,518,893)
Total stockholders' deficit	(213,237)	596,107

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$120,803	$610,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008

					For the Period
					from August 23, 2006
	Three Months Ended		Nine Months Ended		(inception) through
	2008	2007	2008	2007	September 30, 2008

REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	203,110	318,783	852,935	644,179	2,263,694
Sales and marketing expenses	-	6,118	8,389	27,996	71,367
Depreciation and amortization	7,801	6,896	23,404	8,894	37,104
Research and development	-	7,174	29,432	14,008	61,376
Total operating expenses	210,911	338,971	914,160	695,077	2,433,541
OPERATING LOSS	(210,911)	(338,971)	(914,160)	(695,077)	2,433,541

OTHER (INCOME) AND EXPENSES:
Interest expense	-	-	195	58	415
Interest income	(42)	(12,993)	(2,511)	(23,580)	(40,137)
Other income	-	-	-	-	1,200
Gain on investments	-	(10,584)	-	8,329	35,718
Total other (income)	(42)	(23,577)	(2,316)	(15,193)	(2,804)

NET LOSS BEFORE COMPREHENSIVE (INCOME)	$(210,869)	$(315,394)	$(911,844)	$(679,884)	$(2,430,737)

Other comprehensive (income) loss:
Unrealized (gain) on investments	-	(13,935)	-	9,406

TOTAL COMPREHENSIVE LOSS	$(210,869)	$(301,459)	$(911,844)	$(689,290)

NET LOSS PER SHARE:
Basic and diluted - loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Basic and diluted - weighted average	24,159,783	21,780,226	23,871,520	21,780,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (unaudited)
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008

			For the Period
			from August 23, 2006
			(inception) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(911,844)	$(679,884)	$(2,430,737)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	23,404	8,894	37,104
Issuance of common stock for services	22,500	10,000	137,500
Changes operating in assets and liabilities:
Prepaid expenses	13,973	-	(10,363)
Other assets	21,189	1,538	21,782
Accrued payables and accrued liabilities	311,806	28,622	304,296
Net cash used in operating activities	(518,972)	(630,830)	(1,940,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible and fixed assets	-	(91,814)	(93,617)
Net cash used in investing activities	-	(91,814)	(93,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	-	2,000,000	2,000,000
Proceeds from the sale of common stock	80,000	-	80,000
Proceeds from affiliates loans	7,962	-	7,962
Net cash provided by financing activities	87,962	2,000,000	2,087,962

(DECREASE) INCREASE IN CASH	(431,010)	1,277,356	53,927
CASH, BEGINNING OF YEAR	484,937	-	-
CASH, END OF YEAR	$53,927	$1,277,356	$53,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$772	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC. F/K/A GENESIS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Overview

BioAuthorize Holdings, Inc., formerly known as Genesis Holdings, Inc. (the “Company”), was incorporated on May 25, 1999 in the State of Nevada. The Company was a holding company for subsidiary acquisitions.

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

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize, Inc.” or “BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding common stock of BioAuthorize, and the five (5) former BioAuthorize shareholders owned approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The Company conveyed all ownership interest in Genesis Land, Inc. its wholly owned subsidiary to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of our common stock effective March 31, 2008. Pursuant to provisions of the Agreement, the Company was required to change its name to BioAuthorize Holdings, Inc. The name change was completed on June 5, 2008.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's annual report on SEC Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

Development Stage Company

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

In March 2008 Genesis Land, Inc. was disposed in exchange for the surrender of 16,780,226 shares of common stock of the Company held by the Bankston Third Family L.P. The value of this exchanged was $596,107 which is based upon the fair value of the shares of capital stock sold by the Company in exchange for the shares of common stock surrendered. There was no gain or loss on the exchange of the common stock for assets.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in September 30, 2008.  During the nine months ended September 30, 2008 the Company accumulated a net loss of $911,843.  In early September 2008 the Company received $80,000 in new capital from a private placement of shares of common stock, and currently the Company has sufficient working capital to maintain or develop its operations for the next sixty (60) days. Thereafter the Company will be dependent upon capitalization from private investors and the financial support of certain stockholders to finance its continued operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company cannot reasonably be expected to earn revenue in the development stage of operations. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations, the continued development of our technology and sales of our biometric authentication services. The Company is planning to seek additional capital through private placements of its securities include debt and equity financings. No assurance can be made that the Company will be successful in raising additional capital on terms and conditions acceptable to the Company, if at all.

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncement

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 5 – SHARE CAPITAL

BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code. The Company has authorized 100,000,000 shares of common stock, par value $.001 per share, of which 28,225,000 are issued and outstanding and has authorized 1,000,000 shares of preferred stock, par value $.001 per share, to be designated in series or classes with such voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation as determined by our Board of Directors in its sole discretion.

The Company has no options or warrants issued or outstanding as of September 30, 2008.

Effective June 5, 2008 the Company completed the corporate action required to amend its Articles of Incorporation to change its name to BioAuthorize Holdings, Inc., to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 and to authorize a total of 1,000,000 shares of preferred stock to be designated in series or classes with such voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation as our Board of Directors shall determine in its sole discretion.

NOTE 6 - SHARE EXCHANGE

Effective February 18, 2008, the Company completed its acquisition of BioAuthorize, Inc. pursuant to a Share Exchange Agreement dated February 22, 2008. BioAuthorize, Inc. is a wholly owned subsidiary of the Company. In the share exchange, the former stockholders of BioAuthorize, Inc. received common shares in the Company.

Pursuant to the Share Exchange Agreement, 100% of the outstanding common stock of BioAuthorize Inc. was exchanged for 80% of the Company’s shares of common stock and no cash consideration or other consideration was issued or used in the share exchange. Immediately after the share exchange, the former BioAuthorize, Inc. shareholders owned a total of approximately 80% of the outstanding common stock of the Company. In addition, one of the BioAuthorize Inc. board members became a member of the Board of Directors of the Company and the management of BioAuthorize, Inc became the management team of the Company. At a later time, the other two board members of BioAuthorize, Inc. became members of the Board of Directors of the Company. In early October 2008, those two members resigned their board seats and their management positions with the Company and BioAuthorize, Inc.

The share exchange was accounted for as a reverse acquisition by BioAuthorize, Inc, and accordingly the issuance of shares of common stock of the Company was deemed to be an equivalent fair market value, for accounting purposes, to the shares of capital stock of BioAuthorize, Inc. received in the share exchange. The reasons for the share exchange are as follows:

•	The share exchange allows for the shareholders of BioAuthorize, Inc. to receive shares of common stock with increased liquidity and stronger market value;
•	The ability of the combined companies to utilize publicly-traded securities in capital raising transactions and as consideration in connection with future potential mergers or acquisitions.

In March 2008 all of the outstanding capital stock of Genesis Land, Inc. was transferred to in exchange for the surrender of 16,780,226 shares of the common stock of the Company held by the Bankston Third Family L.P. The value of this exchange was $596,107 which is based upon the fair value of the shares of capital stock sold by the Company in exchange for the shares of common stock of the Company that were surrendered. There was no gain or loss on the exchange of the common stock for assets.

* * * * * *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis and the Risk Factors set forth in this Report on Form 10-Q may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “intends”, “could”, “might”, “estimates”, “future” and similar statements or expressions, identify forward looking statements. Forward-looking statements involve risks, uncertainties and other factors, which may cause our business, results of operations and financial position, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, the completed development of our biometric technology, ongoing business strategies or prospects, the ability of the Company to execute its business plan, the functionality of our biometric technology, the acceptance of our biometric technology in the marketplace, reliance on key customers and competition in its markets, market demand for the biometric authentication services of the Company, performance of the services, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Additional, factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

As set forth in the Schedule 14F-1 filed on May 12, 2008, notice of a change in control of our Board of Directors was sent to our stockholders of record as of April 25, 2008 to occur no earlier than 10 days after the mailing to the stockholders. Directors Larry Don Bankston and Lenny Amado resigned as of August 30, 2008 and Gerald B. Van Wie and G. Neil Van Wie were appointed on September 3, 2008 to fill the vacancies. On October 2, 2008 Gerald B. Van Wie and G. Neil Van Wie resigned as directors and officers of the Company and its wholly-owned subsidiary BioAuthorize, Inc. On October 7, 2008, Jeffrey R. Perry and Kim Garvey were appointed as directors of the Company to fill the vacancies. Mr. Perry was also appointed Vice-President, Chief Financial Officer, Chief Operating Officer and Secretary of the Company.

On September 3, 2008 we completed a private placement of 4,000,000 shares of common stock at $.02 per share for a total sum of $80,000 in cash. We continue to seek additional capital for our business but have not been successful in securing additional capital on terms and conditions acceptable to us. Our Chief Executive Officer, Yada Schneider, has personally made payment of our payables and expenses totaling approximately $7,962 for which we are obligated to make reimbursement to him. Salaries of our three employees under contract have been deferred since April 2008, and no payments of health insurance and life insurance benefits have been made since June 21, 2008. We have received waivers of the deferred salaries for Gerald B. Van Wie and G. Neil Van Wie following their resignations in October 2008 and in the year ended December 31, 2008 will make adjustments to the deferred salaries to eliminate approximately $199,233 of the deferred salaries which are currently reflected under accrued liabilities in our financial statements for the period ended September 30, 2008.

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

In fiscal 2007, the Company’s sole operating company was its wholly owned subsidiary Genesis Land, Inc. All income and expense of the Company have been derived from operations of Genesis Land until its disposition on March 31, 2008.

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

BioAuthorize has developed a method for payment processing by coupling a new financial instrument with a patent-pending payment solution.  The method is expected to function whereby the technology is implemented with lines of credit or other credit accounts which have been issued to qualified consumers by third parties that can be used for purchases at participating merchants that utilize the voice-enabled payment authorization services. BioAuthorize seeks to employ the latest technologies to enable automated biometric identification for payment authorization.  Consumers and merchants should benefit from the low cost, convenience, and security delivered by this service. BioAuthorize is continuing its efforts to complete implementation of its voice authentication payment processing solution, providing a more secure way to process financial transactions.

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

Products and Services

The services and products offerings that we anticipate will be available with the BioAuthorize technology are not yet available as efforts continue to complete the development and implementation of the technology necessary for such offerings. A prototype of the voice-enabled payment authorization and processing technology has been completed. We have recently modified our expected product offerings which we expect to be narrowed and more simplified. We anticipate accomplishing these tasks by entering into agreements with e-commerce merchants to use our voice biometric services for authenticating customer purchases using bank account, debit card or credit card payment methods. We expect that these agreements will include a beta testing period of approximately 60 days followed by live service of the biometric authentication services for the remaining term of each agreement.

We believe that our biometric authentication technology addresses at least two distinct problems associated with e-commerce today: (i) the growth in cyber-crime, including identity theft and credit card fraud, and (ii) the high transaction costs that merchants incur today in order to process traditional credit transactions.

E-commerce is growing exponentially. With the growth in e-commerce has come an even higher growth in the proliferation of cyber-crime. We believe that current internet security technology has proven to be ineffective in the prevention of cyber-crime. Past attempts to reduce fraud have been too costly to implement.

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

Marketing Strategy

The services and product offerings that we expect to deliver once development and implementation are completed should provide a lower cost, more convenient, and more secure alternative for merchants and consumers. Additional capital investments in physical infrastructure, or in new electronic components, are not required in order to take advantage of our voice biometric authentication payment solution.  Also, both merchants and consumers should find it easy to use this expedited payment process.  Finally, the use of the service and product offerings are expected to provide real protection against identity theft and credit card fraud.

As merchants will drive consumer adoption of this new payment option, we will focus initial marketing efforts on merchants that make sales online and later focus will be on point-of-sale merchants. Merchants will be attracted to our voice biometric authentication payment option because of the low transaction fees.

Initial inquiries with various merchants, although limited in quantity and scope, indicate a ready market for our voice-enabled payment authorization and processing service. This solution can be integrated into online, as well as retail point of sale, merchant applications. Our initial focus is on the e-commerce market. We have contacted several merchants across segments of these key markets regarding their interest in contracting for our voice biometric authentication services by initially beta testing the technology for approximately 60 days followed by a live offering of the service. The responses have been favorable but no agreements have been executed as of the date of this report.

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

Operational Strategy

Outsourcing is a key strategy throughout the early period to reduce overhead and capital acquisition costs, while minimizing time to market. Currently, we have limited in-house business administrative capabilities with only two employees since early October 2008. No Company benefits, including health insurance & life insurance benefits, are being offered to employees. No salaries have been paid since April 2008 although salaries for Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie have been deferred since that time. Following the close of the quarterly period ended September 30, 2008 we received waivers of the accrued portion of the salaries for G. Neil Van Wie and Gerald B. Van Wie following their resignations and adjustments for the waiver of those accrued salaries will be reflected in the financial statements for the year ended December 31, 2008. Health insurance and life insurance benefits were terminated effective June 21, 2008. Accounting, Product Engineering, Core IT, and Client Services are not expected to be outsourced.  However, the operations of the Company since June 2008 have been substantially restricted as the Company seeks additional capital. No testing of the beta test program with the prototype of the voice-enabled payment authorization and processing technology have yet been implemented and no sales of the service or product offerings have been made.

Government Regulation and Environmental Matters

With regard to the BioAuthorize voice-enabled biometric payment authorization and processing technology, we must adhere to regulations related to verifying the identity of each person who enrolls to use our services and regulations regarding privacy of consumer information. We believe that compliance with these laws, regulations and rules in the context of our anticipated service and product offerings will be manageable. However, our failure to comply with any or all of these requirements will have a material adverse effect on our business.

RESULTS OF OPERATIONS

Revenues

We are a development stage company and the BioAuthorize, Inc. business has not generated revenues since inception on August 23, 2006.

Selling, General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2008 was $203,110 and $318,783 in 2007, respectively as compared to the nine months ended September 30, 2008 of $852,935 and 644,179 in 2007, respectively. The decrease in the expenses for the three month period and the increase for the nine month period are related to the acquisition of BioAuthorize, Inc. in a share exchange and the related accounting and legal fees.

Depreciation and amortization expenses for the three months ended September 30, 2008 was $7,801 and $6,896 in 2007, respectively as compared to the nine months ended September 30, 2008 of $23,404 and $8,894 in 2007, respectively. The increase in the expenses is related to the increase in the purchase of fixed assets such as computer equipment to implement our business plan.

Net loss for the three months ended September 30, 2008 was $210,869 and $310,459 in 2007, respectively as compared to the nine months ended September 30, 2008 of $911,844 and $689,290 in 2007, respectively. The decrease for the three month period was partly due to the elimination of some personnel during the second quarter of 2008 and the elimination of some outsourced services for the company. The increase in the net loss for the nine month period is related to expenditures made for accounting and legal fees and consulting fees related to the share exchange for the acquisition of BioAuthorize, Inc. as well as the increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current cash on hand and expected cash flow is not substantial enough to sustain the Company for a period in excess of sixty (60) days. Our Chief Executive Officer, Yada Schneider, has personally made payment of various expenses and obligations for the Company which have a currently balance owed of approximately $7,962 as of September 2008. Currently, the Company does not have the capability or a plan to repay our CEO for these personal advances. The Company is seeking financing to repay our CEO and to continue to implement our business plan. Our primary capital expenditures are for our office location and our server facility. Although we have accrued salaries and related benefits since April 2008 no salaries have actually been paid since that time. Our operations have been restricted due to a lack of capital. Although we were successfully in securing $80,000 of new capital through a private placement of our common stock in early September 2008, we have a continuing need for additional capital. We are actively seeking additional capital but no assurance can be made that we will obtain additional capital or that additional capital may be obtained on terms and conditions that are acceptable to us.

In the past, the Company’s operating capital requirements have been funded primarily through investor funds obtained in private placements of our securities and from new capital provided by our existing shareholders.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, complete the development and implementation of its voice biometric authentication technology, provide lve services to paying clients and achieve profitable operations.

Cash used by operating activities for the nine months ended September 30, 2008 was ($518,972) as compared to ($630,830) for 2007. The change is due primarily to the acquisition of BioAuthorize, Inc. which is a development stage company which remains in the process of implementing its business plan and to the larger loss we have experienced during the first nine months of 2008.

Cash used from investing activities for the nine months ended September 30, 2008 was ($0.00) as compared to ($91,814) for 2007. The decrease in the investing activities is due to the development stage of the company and the company’s limited capital sources for new purchases or investments.

Cash provided from financing activities for the nine months ended September 30, 2008 was $87,962 as compared to $2,000,000 for 2007. The decrease in our financing activities is due to the decrease in our ability to identify funding sources and raise additional capital. During 2008 our CEO made direct payments for some of the expenses of the company and currently is owed approximately $7,962. In addition, we obtained additional capital totaling $80,000 from a private placement of our common stock in the three months ended September 30, 2008. The capital raising efforts in 2008 were much less successful than in 2007. During 2007, prior to the share exchange for the acquisition of BioAuthorize, Inc., BioAuthorize, Inc. was successful in raising $2,000,000 from the sale of share of its preferred stock to develop and implement our business plan and the development of our voice-enabled biometric authentication technology.

Critical Accounting Policies

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

Additional Information

We files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of September 30, 2008. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings that would not be considered ordinary routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

(a) On September 3, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with Launch Pad Research and Marketing Company, an Arizona corporation (“Launch”), whereby Launch agreed to purchase from the Company 4,000,000 shares of the Company’s common stock, par value $.001 per share (the “Shares”), at $0.02 per share for a total sum of $80,000 in cash. The Shares of the Company’s common stock were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, and/or Regulation D promulgated thereunder, and in reliance upon exemptions from registration under applicable state securities laws.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the period ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders of the Company during the period ended September 30, 2008.

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
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. By: /s/ Yada Schneider
Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By: /s/ Jeffrey Perry
Jeffrey Perry
Vice-President and Chief Financial Officer (Principal Financial Officer)