Form 10-K
period 2008-12-31
BioAuthorize Holdings, Inc.
filed 2009-04-15
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 000-33073
BioAuthorize Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-2775009
State of Incorporation	IRS Employer Identification No.
15849 N. 71st Street, Suite 216, Scottsdale, AZ 85254
(Address of principal executive offices)
 (928) 300-5965
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Common Stock, $.001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Business Issuer ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
   The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $358,320. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

   State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 13, 2009, there were 28,280,006 shares of Common Stock, $0.001 par value per share issued and outstanding, and there were no shares of Preferred Stock, $.01 par value per shares issued and outstanding.

Documents Incorporated By Reference -None

BioAuthorize Holdings, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS
T

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by BioAuthorize Holdings, Inc. or on BioAuthorize Holdings, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. BioAuthorize Holdings, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact BioAuthorize Holdings, Inc.'s business and financial performance. Moreover, BioAuthorize Holdings, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on BioAuthorize Holdings, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, BioAuthorize Holdings, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1. BUSINESS.

Overview

Genesis Holdings, Inc. now known as BioAuthorize Holdings, Inc. (the "Company") was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed a petition under Chapter 11 of the United States Bankruptcy Code. At that time and until July 1, 2006, the Company had no operations and was considered a development stage company as defined in FASB No. 7. The Company was formed specifically to be a publicly held reporting corporation for the purpose of either merging with or acquiring an operating company with assets and some operating history. 980,226 shares of common stock of the Company were issued to certain and various creditors of Diagnostic International, Inc. pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on May 25, 1999. Genesis Holdings was formerly known as AABB, Inc., and this name change took effect on September 5, 2006.

Larry Don Bankston, a former director of ours, is a partner of the Bankston Third Family Limited Partnership which was the sole member of Genesis Land Development, LLC ("Genesis Land") prior to the acquisition of Genesis Land by the Company on July 1, 2006. In that transaction the Company issued 19 million shares of its common stock to the Bankston Third Family Limited Partnership in exchange for 100% of the ownership interests of Genesis Land. As part of that transaction, Genesis Land Developments, LLC merged into AABB Acquisition Sub, Inc., a Nevada corporation that changed its name post-merger to Genesis Land, Inc.

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

In fiscal 2006 and 2007, the Company’s sole operating company was from its wholly owned subsidiary Genesis Land. All income and expense of the Company were derived from operations of Genesis Land. We exited the real estate development business in 2008 with the disposition of Genesis Land effective March 31, 2008. We had no revenue or income to report in 2008.

Development of the Business

Acquisition of BioAuthorize, Inc.

On February 18, 2008, the Company entered into a share exchange with BioAuthorize, Inc., a Colorado corporation (“BioAuthorize”), whereby BioAuthorize became a wholly-owned subsidiary of the Company. Under the provisions of the Share Exchange Agreement (the “Agreement”) dated February 18, 2008, the Company issued 20,000,000 shares of its common stock in exchange for all of the outstanding capital stock of BioAuthorize, and the five (5) former BioAuthorize shareholders now own approximately 80% of the outstanding shares of the Company’s common stock on a fully diluted basis. The BioAuthorize shareholders who received shares of the Company’s common stock in the share exchange are Yada Schneider, G. Neil Van Wie, Gerald B. Van Wie, Soliton, LLC and Members Only Financial, Inc. There are no agreements among the former BioAuthorize shareholders regarding their holdings of the Company’s common stock. Yada Schneider, G. Neil Van Wie and Gerald B. Van Wie, directors and officers of BioAuthorize during the last completed fiscal year (Mr. Schneider remains a director and officer but Neil Van Wie and Gerald Van Wie resigned their positions in October 2008), received approximately 60.54% of the outstanding shares of the Company’s common stock on a fully diluted basis. The shares of the Company’s common stock were issued to the five (5) accredited investors in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in reliance upon exemptions from registration under applicable state securities laws.

Pursuant to other requirements of the Agreement, Jason Pratte resigned as a director of the Company and as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company effective February 18, 2008. Yada Schneider was appointed as a director of the Company and as the President and Chief Executive Officer of the Company effective February 18, 2008. In addition, effective February 18, 2008 G. Neil Van Wie was appointed as Vice President and Chief Financial Officer of the Company, and Gerald B. Van Wie was appointed Vice President, Chief Operating Officer and Chief Technical Officer of the Company.

Under a post-closing condition of the share exchange, Larry Don Bankston and Lenny Amado resigned from the Board of Directors, and G. Neil Van Wie and Gerald B. Van Wie were appointed to the Board. G. Neil Van Wie and Gerald B. Van Wie have both since resigned from the Board. In October 2008, Jeffrey Perry and Kim Garvey were appointed to fill the vacancies on the Board.

Effective March 31, 2008, the Company transferred all interests in its wholly-owned real estate subsidiary, Genesis Land, to the Bankston Third Family Limited Partnership in exchange for 16,780,226 shares of common stock of the Company owned by the Bankston Third Family Limited Partnership under provisions of a share exchange agreement between the Company, Genesis Land, and Bankston Third Family Limited Partnership dated February 18, 2008 (the “Genesis Land Agreement”). Bankston Third Family Limited Partnership now owns Genesis Land, and the Company has terminated all of its real estate activities.

The share exchange with BioAuthorize was intended to qualify as a tax deferred reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for on a purchase basis. Neither the Company nor any of its affiliates, directors, or officers or any affiliate of any of the Company’s directors or officers had any material relationship with the holders of securities of BioAuthorize at or before the completion of the share exchange.

Payment Solution Process – The Initial Anticipated Business of BioAuthorize

With the acquisition of BioAuthorize and the disposition of Genesis Land, we expect to focus its business operations on the development and growth of the BioAuthorize business. BioAuthorize is a hi-tech biometric technology company which has developed a technology solution for e-commerce transactions related to the delivery of voice-enabled payment authorization services to merchants and their customers in processing payments for purchases made over the Internet. We recently completed a modification to our expected product offerings. One product offering is to provide e-commerce merchants the ability to use our voice biometric services to authenticate customer purchases using bank account, debit card or credit card payment methods while utilizing the merchant’s existing merchant account and hardware, all without any need to add hardware cost to implement the service and helping to substantially reduce fraud (the “Payment Solution Process”).

We have developed a payment solution that in essence will support the following commercial applications and transactions. By using the service, a customer who has enrolled, can make an online purchase of items or services offered by a merchant who accepts our Payment Solution Process and then use his voice over the telephone to authenticate his approval for payment of the purchased item or service without relying on the need to type in a user name or password and transmit that information over the Internet. Our Payment Solution Process is expected to give e-commerce merchants and their customers a wide array of new benefits including:
•	Voice biometric authentication of purchases; by verification of his or her voice each customer has to be who he says he is or no purchase is allowed;
•	The voice authentication process eliminates the need for a customer to remember user names or passwords;
•	No need for establishment or enrollment in another merchant account or change to existing technology infrastructure;
•
Gives e-commerce customers the ability to complete purchases over the phone without any investment in new hardware or other infrastructure and greatly reduces, or may even eliminate, the chance of identity theft of a customer or unauthorized purchases;

•
No need to submit sensitive credit card information over the Internet. Each consumer registers his voice and information one time on a secured land-based telephone line and thereafter uses the BioAuthorize Payment Solution Process with all merchants who have enrolled to participate;

•	No software, hardware or other infrastructure requirements for merchants or customers.
•
No in-depth training required; using the BioAuthorize Payment Solution Process requires only an act similar to checking voicemail on your phone. A customer simply calls the BioAuthorize number from his or her registered telephone, speaks his or her name, enter the registered phone number, and follow the brief prompts to authorize or pre-authorize of the purchase transaction.

We also have planned telecom infrastructure changes by allowing for voice over internet protocol which should significantly reduced the company’s operating costs at such time that the payment solution process is activated. The telecom infrastructure is needed to process telephone calls made by consumers during the authentication of each payment transaction. As a result of the new voice over internet protocol infrastructure, the company can now deliver its biometric authentication service offerings to any location without the necessity of a substantial telecom investment. This benefit should support the ability to explore business opportunities with a variety of merchants in both domestic and international markets.

Although the technology has been developed for the payment solution process, all of the requirements for actually implementing the process are not yet completed for merchants and consumers to begin using the Payment Solution Process. No schedule has been finalized for when the Payment Solution Process will be made available to merchants and consumers. Although we expect that the Payment Solution Process will be made available to merchants and consumers, no assurances can be made that it will, in fact, be made available.

Summary of the Patent Pending Invention of BioAuthorize

We have a present invention, for which we have filed a patent application with the U.S. Patent and Trademark Office, related to the field of biometrically identifying a consumer for use in connection with the processing of an electronically generated invoice. The invention set forth in the patent application does have application to the Payment Solution Process discussed above which is more limited for authorizing payment for an online transaction. Specifically, this invention is focused on processing electronic payments between a consumer and a merchant. Types of payments suitable for the present invention are credit card, debit card, electronic check, electronic funds transfer, or any other method wherein the payment method is intangible and capable of electronic processing. The present invention provides a merchant the ability to generate invoices for any type of goods or services and to specify to a consumer at least one payment type acceptable to the merchant. Additionally, the present invention enables a consumer to provide payment information for an invoice from any computing device which can access the Internet. Furthermore, with the method of the present invention, sensitive consumer information, such as identifying or financial information, is afforded maximum security by reducing the sources to which the information is shared to only one source, which source is referred to herein as a Biometric Invoice Payment System (BIPS). Description of Related Art Including Information Disclosed Under 37 CFR 1.97 and 37 CFR 1.98 Biometric identification devices and methods are known in the prior art. Among the common biometric identification means are fingerprints, palm prints, voice prints, retinal scans and the like. BioAuthorize uses prior art biometric identification devices, methods and systems through the use of various US Patents which include a tokenless, biometric identification system.

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

iPhone App Store and Blackberry App World

We recently enrolled BioAuthorize in the iPhone Developer Program and also became an approved vendor for the recently introduced Blackberry App World by RIM. The purpose of seeking these approvals was to develop a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, our voice authentication technology. Both the iPhone App Store and (we expect) the Blackberry App World include many categories of applications such as business, education, entertainment, games, lifestyle, medical, news, reference, networking, utilities and many others. We believe that an opportunity exists for adopting aspects of the voice enabled authentication and authorization technology to one or more applications within the utilities category. We expect the yadaTM product line to encompass utilities type applications for both iPhone and Blackberry users. We have completed development of the first application for the iPhone App Store which is known as yadaSayTM , a simple, speedy and effective way to translate free form phrases between English and Spanish languages and to learn the pronunciation of those phrases as well. yadaSayTM was approved by Apple, Inc. for offering in the iPhone App Store on March 24, 2009 and sales of downloads of the application at $0.99 each began that same day. We have not had sufficient time to gage how popular yadaSayTM may be or the total number of downloads of the application we may anticipate. We expect to add additional languages for translation with the additional languages included in the same application. Existing users will simply download the updated version with the new languages while new users will receive the updated version with all languages at the time of purchase of the application.

Products and Services

The services and products offerings that we anticipate with the Payment Solution Process utilizing the BioAuthorize technology are not yet available as efforts continue to complete the development and implementation of the technology necessary for such offerings. A prototype of the voice-enabled payment authorization and processing technology has been completed. However, some important additional actions must be taken before the prototype is ready for beta testing. (Beta testing is necessary to confirm that the BioAuthorize technology functions in actual practice the way it was conceived to function.) The additional tasks to be completed are primarily two-fold: (1) web enrollment of customers and merchants and completion of account management web interface development, and (2) integration with each merchant’s account management system for payment processing approval by each customer. The BioAuthorize Payment Solution Process is not yet fully operational, and no merchants or customers are currently established or enrolled. No marketing efforts have yet been initiated so it is unclear when the Payment Solution Process product offerings will be fully operational.

Our technology addresses at least two distinct problems associated with e-commerce today. We are disturbed by the growth in cyber-crime, including identity theft and credit card fraud. We are also concerned with the high transaction costs that merchants incur today in order to process traditional credit transactions.

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

Conducting safe and effective e -commerce requires a highly secure and cost-effective method for authorizing and authenticating e-commerce financial transactions today. The technologies that have been implemented do little to ensure that the purchase is authentic and/or authorized. Our technology is expected to deliver a biometric-focused technology solution to provide this much needed capability.

Marketing Strategy

Payment Solution Process. Although hawse have completed development of the voice biometric authentication process for our Payment Solution Process, plans for marketing of the payment solution to merchants and customers have not been completed or implemented. It is anticipated that BioAuthorize would generate revenue on a per customer or per transaction authenticated basis for its Payment Solution Process, and the financial modeling for such business is in the development stage. Marketing actions must be undertaken before the Payment Solution Process will be actually used in the marketplace. Currently, we have no marketing or sales staff in place to reach merchants and customers for the Payment Processing Solution. It is not yet know when a marketing plan will be developed.

The services and product offerings that we expect to deliver once development and implementation are completed should provide a lower cost, more convenient, and more secure alternative for merchants and customers. Additional capital investments in physical infrastructure, or in new electronic components, are not required in order to take advantage of the Payment Solution Process. Also, both merchants and consumers should find it easy to use this expedited payment process. Finally, the use of the service and product offerings are expected to provide real protection against identity theft and credit card fraud.

As merchants will drive consumer adoption of this new payment option, we will focus initial marketing efforts on merchants that make sales online and later focus will be on point-of-sale merchants. Merchants will be attracted to our Payment Solution Process because of the low transaction fees.

We expect to develop a marketing mix for its product and service offerings, ensuring that these offerings are packaged for efficient reception in the marketplace, priced appropriately, and ready to take to market. Finally, sales strategies per target market segment will be delivered along with all necessary personal selling tools.

Initial inquiries with various merchants, although limited in quantity and scope, indicate a ready market for our Payment Solution Process. This solution can be integrated into online, as well as retail point of sale, merchant applications. We have contacted several merchants across segments of these key markets regarding their interest in participating in a beta test program with the prototype of our Payment Solution Process. The responses have been favorable. (Again, no beta test can commence until the additional tasks regarding the prototype, as set forth above, are completed.)

iPhone Applications. The ongoing marketing and promotional efforts of Apple, Inc. regarding the iPhone App Store provide some marketing push for our initial product offering, the translator yadaSayTM . According to a recent report from CBSMarketWatch, there are approximately 25,000 application offerings in the App Store. The methods available to search and locate desired applications in the App Store do not always assure that our application will be easily located. So the challenge we face is how to attract interest in and attention to yadaSayTM so that iPhone users will be motivated to purchase and download the application. Although we believe yadaSayTM includes features and functionality not available with the other language translators that are also offered in the App Store, we cannot depend upon this alone to support the purchase and download of yadaSayTM. As a result, we are organizing a small network of independent contractors to help orchestrate marketing on the Internet of yadaSayTM and other application we may develop. We anticipate these efforts will be made through social websites and other similar web portals that cater to iPhone users. We are uncertain as to how effective such marketing efforts will be, and can make no assurances we will have any volume of downloads of yadaSayTM that will generate revenues and income for us. As such time that we complete product offerings for Blackberry applications that will be included in the Blackberry App World, a similar marketing strategy will be employed.

Competition and Market Factors

Payment Solution Process. Our competition includes companies that do payment processing, consumer lending, and/or biometric authentication. The closest competitor from a technology perspective is VoicePay, a company based in the United Kingdom which is focused on the European market. The closest competitor from a business model perspective would be national banks who have acquired credit card payment processors. Examples include JP Morgan Chase and its Paymentech program. Many of these competitors have more significant relationships, greater financial resources and longer histories of successful operations in payment processing which may make it difficult for us to compete.

iPhone Applications. As noted above, there are reportedly approximately 25,000 iPhone application offerings in the App Store. Many applications are free to download and others may be purchased for $0.99 up to $9.99, but most are offered on the lower end of the range. Although there are many different applications, all compete for the same dollars that iPhone users may have available to purchase applications. So in a certain way, all applications are potential competition since each iPhone user may have a budget to purchase only so many applications. Those that are the most highly rated by Apple, Inc. or its staff or by iPhone users themselves, those that have the most appealing utilization and those in certain popular categories may have an advantage and receive the most downloads. It is not known if yadaSayTM will fall into any of those categories. In addition, the competition of other language translator application offerings may impact the number of purchases and downloads of yadaSayTM . Many of the developers of these competing applications may have more significant relationships, greater financial resources and longer histories of successful operations for developing iPhone applications which may make it difficult for us to compete.

Operational Strategy

During the first quarter and into the first month of the second quarter, core business administrative capabilities were outsourced including payroll, human resources, legal and similar functions. However, since that time the number of personnel has been scaled back and no salaries have actually been paid to help preserve cash. Outsourcing has been a key strategy throughout the early period to reduce overhead and capital acquisition costs, while minimizing time to market for our product offerings. Accounting services have been outsourced along with core IT and client services for the iPhone application product offering, but product engineering for development of the initial iPhone application, yadaSayTM, was developed in house. Currently, BioAuthorize employs two (2) individuals for which no salaries were being paid in the final two quarters of the most recently completed fiscal year ended December 31, 2008.

Government Regulation and Environmental Matters

With the disposition of Genesis Land on March 31, 2008, we have eliminated our land development business and expect to focus all our efforts on the development and implementation of the iPhone applications for the App Store, the Blackberry App World product offerings and the Payment Solution Process. Therefore the governmental regulation and environmental matters that relate to our past real estate development activities are not expected to be factors to be considered in our future.

With regard to the technology related businesses, we must adhere to regulations related to privacy of consumer information and other consumer protection laws. We believe that compliance with these laws, regulations and rules in the context of our anticipated service and product offerings will be manageable. However, our failure to comply with this requirement will have a material adverse effect on our business.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item, and therefore, we are not providing any response.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act and therefore are not required to provide any information regarding unresolved written comments that may have been received from the Commission.

ITEM 2. PROPERTIES.

As of fiscal year end December 31, 2008 the Company operates as a company headquartered in Scottsdale, Arizona with its principal office location at 15849 N. 71st Street, Suite 216, Scottsdale, AZ 85254. On October 1, 2008, the Company signed a lease amendment for its Scottsdale, AZ location to rent space for $600 per month plus applicable taxes. The lease terminates on January 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation, including ordinary routine litigation incidental to the business, that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BAZH.OB.”

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$2.80	$1.25
Second Quarter (April – June 2008)	$1.40	$.20
Third Quarter (July – September 2008)	$.15	$.02
Fourth Quarter (October – December 2008)	$.09	$.02

Fiscal Year 2007
First Quarter (January – March 2007)	$.00	$.00
Second Quarter (April – June 2007)	$.00	$.00
Third Quarter (July – September 2007)	$.00	$.00
Fourth Quarter (October – December 2007)	$.00	$.00

On March 13, 2009, the closing bid price of our common stock was $.008

Holders
At December 31, 2008, there were 28,280,006 shares of our common stock outstanding and there were approximately 1,181 shareholders of record of the Company’s common stock.

Dividends
We have not declared any cash dividends on our common equity for the two most recent fiscal years. We had no revenues in our fiscal year ended December 31, 2008. We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Island Stock Transfer located at 100 Second Avenue South, Suite 300N, St. Petersburg, Florida 33701.

Recent Sales of Unregistered Securities

On July 28, 2008, the Company issued 500,000 shares of common stock to a single sophisticated investor, Canal Street Partners, LP, as compensation for services rendered to the Company. The shares of common stock were issued as restricted shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving any public offering and applicable exemptions under Arizona state securities laws. There were no underwriters involved in the transaction.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders*	0	0	20,000,000

*The BioAuthorize Holdings, Inc. 2008 Equity Incentive Plan was approved by the Company’s Board of Directors on October 6, 2008. The Plan has not yet been submitted to the stockholders for approval.

ITEM 6. SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BioAuthorize Holdings, Inc.

Year Ended December 31, 2008 and 2007

Statement of Operations Data

	December 31,
	2008	2007

Revenues	$-	$-
Operating and Other Expenses	(627,845)	(1,416,595)

Net Loss	$(627,845)	$(1,416,595)

Balance Sheet Data:

	December 31,
	2008	2007

Current Assets	$28,584	$498,910
Total Assets	85,933	610,379
Current Liabilities	15,171	14,272
Non Current Liabilities	-	-
Total Liabilities	15,171	14,272
Working Capital (Deficit)	13,413	484,638
Shareholders'Equity (Deficit)	$70,762	$596,107

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

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

Basis of Presentation

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

RESULTS OF OPERATIONS

  Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

We are a development stage company and have generated no revenues in our last two fiscal years. Our future revenue plan is not yet developed. In the near term, we believe our ability to generate revenue is dependent upon the success in sales of downloads of our initial iPhone application, yadaSayTM and our ability to develop additional iPhone applications and applications for the Blackberry App World. Product offerings related to the Payment Solution Process are expected to require additional financial resources and a longer time period to develop, market and sell. Although we intend to pursue such product offerings, there are no definitive plans in place to begin development, marketing and sales of the Payment Solution Process product offerings.

The Company incurred losses of approximately $627,845, and $1,416,595 for the year ended December 31, 2008 and 2007, respectively. Our losses since our inception through December 31, 2008 amounted to $2,146,738. The decrease in the loss from 2008 to 2007 is primarily due to a reduction in the salaries of two of our executives who resigned, and the waiver of accrued salaries for those same two executives and our CEO during 2008. In addition, several administrative staff personnel were terminated. General and administrative expenses were $865,511 and $1,308,4611 for the year ended December 31, 2008 and 2007, respectively. The decrease in general and administrative expense for the periods relates to reduced employment of full time personnel as noted above and the decrease of the use of consulting firms.

Sales and marketing expense was $8,299 and $62,978 for the years ended December 31, 2008 and 2007, respectively. The decrease in sales and marketing services for the periods relates to a reduction in expenses associated with hiring investor relation firms, marketing firms, and financial advisory services.

Depreciation and amortization expense was $31,206 and $13,700 for the years ended December 31, 2008 and 2007, respectively. The increase in depreciation for the periods relates to the purchase of new equipment in 2007 that had a full years depreciation in 2008.

Research and development expense was $29,432 and $31,944 for the years ended December 31, 2008 and 2007, respectively. The decrease in research and development for the periods relates to the decrease in outsourcing some development related services and the increased use of in-house personnel for such services.

Liquidity and Capital Resources

The Company has sought to maintain a minimum of two months of working capital in the bank. This figure was determined to allow for an adequate amount of time to secure additional funds from investors as needed. The Company has a balance of $28,583 in its bank account at the end of December, 2008. Currently, we have been unable to maintain a minimum of two months of working capital and have insufficient funds to meet all of our current obligations. Outside of the requirements for our professional service providers, our cash needs are minimal as we are not paying any salaries to our two employees. We anticipate that the Board will approve grants of stock awards under our recently adopted equity incentive plan to compensate these employees. Our resources and personnel are limited. Since the $80,000 private placement in September 2008, we have not focused our limited resources on raising more capital through additional private placements of our securities. We are optimistic that sales of downloads of our initial application, yadaSayTM, through Apple’s App Store will generate sufficient revenues to cover our monthly expenses for the next several months. However, no assurances can be made that we will be successful in generating such revenue. The offering of additional applications through both the App Store and Blackberry App World that we expect to develop may provide additional revenue sources for our operations. In the event that sales of downloads of applications we develop fail to generate sufficient revenue to support our operations, we will need to secure additional capital by other means.

In such event, we believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any required additional financings on terms favorable to us or at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products and respond to competitive pressures or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends. Because we may continue to rely upon private investors for additional capital to sustain the business it is uncertain if it will be able to secure future capital for the Company.

We have received billing statements for services rendered by our auditor during 2009 which are due upon receipt. We have insufficient funds to make such payments. We cannot make payments of our bills as they now come due.

The Company’s operating activities used $536,353, and $1,419,627 for the years ended December 31, 2008 and 2007 respectively. The decrease in operating activities is primarily due to a reduction in the salaries of two of our executives who resigned, and the waiver of accrued salaries for those same two executives and our CEO. In addition, several administrative staff personnel were terminated.

Cash used by investing activities was $0 and $93,714 for the years ended December 31, 2008 and 2007 respectively. The decrease is due to a decrease in the purchase of equipment.

Cash provided by financing activities was $80,000 and $1,998,278 for the years ended December 31, 2008 and 2007 respectively. The decrease is due to the decrease in raising funds through the sale of our common stock to develop our products for the sale in the market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOAUTHORIZE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
BioAuthorize Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BioAuthorize Holdings, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years period ended December 31, 2008 and 2007, and the period from August 23, 2006 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioAuthorize Holdings, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the results of their consolidated operations and their cash flows for each of the two years period then ended and the period from August 23, 2006 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns. In addition, as of December 31, 2008, the Company has a deficit accumulated during the development stage of approximating $2,000,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida April 13, 2009

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Consolidated Balance Sheet at December 31, 2008 and 2007

BIOAUTHORIZE, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31
	2008	2007
ASSETS:

CURRENT ASSETS
Cash	$28,584	$484,937
Prepaid expense	-	13,973
Total current assets	28,584	498,910

PROPERTY AND EQUIPMENT, net	48,711	79,917

Patent	7,788	4,521
Deposits	850	27,031
TOTAL ASSETS	$85,933	$610,379

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$15,171	$14,272
Total current liabilities	15,171	14,272

TOTAL LIABILITIES	15,171	14,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; 0 and 16,376 issued and outstanding as of December 31, 2008 and 2007, respectively	-	163
Common stock, $.001 par value, 100,000,000 shares authorized; 28,280,006 and 105,000 issued and outstanding as of December 31, 2008 and 2007, respectively	28,280	1,050
Additional paid-in capital	2,189,220	2,113,787
Accumulated deficit during this development stage	(2,146,738)	(1,518,893)
Total stockholders' equity	70,762	596,107

LIABILITIES AND STOCKHOLDERS' EQUITY:	$85,933	$610,379

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

BIOAUTHORIZE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FROM THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008
			For the Period
			from August 23, 2006
			(inception) through
	2008	2007	December 31, 2008

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	865,511	1,308,461	2,276,270
Sales and marketing expenses	8,299	62,978	71,277
Depreciation and amortization	31,206	13,700	44,906
Research and development	29,432	31,944	61,376
Total operating expenses	934,448	1,417,083	2,453,829
OPERATING LOSS	(934,448)	(1,417,083)	(2,453,829)

OTHER (INCOME) AND EXPENSES:
Interest expense	197	220	417
Interest and dividend income	(2,566)	(37,626)	(40,192)
Other income	-	1,200	1,200
Early extinguishment	(304,234)	-	(304,234)
Loss on investments	-	35,718	35,718
Total other expense	(306,603)	(488)	(307,091)

NET LOSS	$(627,845)	$(1,416,595)	$(2,146,738)

NET LOSS PER SHARE:
Basic and diluted:	$(0.03)	$(13.49)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted	23,758,157	105,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

BIOAUTHORIZE, INC.
( A Development Stage Company)
STATEMENTS OF STOCKHOLDER' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008
						Accumulated
					Additional	Deficit in this
	Common Stock		Class A Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

AUGUST 23, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued for compensation	100,000	1,000	-	-	104,000	-	105,000

Net loss	-	-	-	-	-	(102,298)	(102,298)

DECEMBER 31, 2006	100,000	$1,000	-	$-	$104,000	$(102,298)	$2,702

Preferred stock issued for investment	-	-	16,279	163	1,999,837	-	2,000,000

Common stock issued for services	5,000	50	-	-	9,950	-	10,000

Net loss	-	-	-	-	-	(1,416,595)	(1,416,595)

DECEMBER 31, 2007	105,000	$1,050	16,279	$163	$2,113,787	$(1,518,893)	$596,107

Capital conversion on reverse acquisition February 18, 2008	19,895,000	18,950	(16,279)	(163)	(18,787)		-

Common stock issued for cash	8,000,000	8,000	-	-	72,000		80,000

Common stock issued for services	280,006	280	-	-	22,220		22,500

Net loss	-	-	-	-	-	(627,845)	(627,845)

DECEMBER 31, 2008	28,280,006	$28,280	-	$-	$2,189,220	$(2,146,738)	$70,762

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

BIOAUTHORIZE, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FROM THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008
			For the Period
			from August 23, 2006
			(inception) to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(627,845)	$(1,416,595)	$(2,146,738)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	31,206	13,700	44,906
Common stock issued for compensation	22,500	10,000	137,500
Changes in assets and liabilities:			-
Prepaid expenses	13,973	(13,973)	-
Deposits	22,914	(27,031)	(8,638)
Accrued payables and accrued liabilities	899	14,272	15,171
Net cash used in operating activities	(536,353)	(1,419,627)	(1,957,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	(93,714)	(93,617)
Net cash used in investing activities	-	(93,714)	(93,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	80,000	-	80,000
Proceeds from the issuance of preferred stock	-	2,000,000	2,000,000
Proceeds and repayment from affiliates loans	-	(1,722)	-
Net cash provided by financing activities	80,000	1,998,278	2,080,000
			-
INCREASE IN CASH	(456,353)	484,937	28,584
CASH, BEGINNING OF YEAR	484,937	-	-
CASH, END OF YEAR	$28,584	$484,937	$28,584

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$197	$220	$417

The accompanying notes are an integral part of these consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 and 2007
AND FROM THE PERIOD FROM AUGUST 23, 2006 (INCEPTION) THROUGH DECMEBER 31, 2008

NOTE 1 – BACKGROUND

BioAuthorize Holdings, Inc. (“The Company”) was incorporated in the state of Nevada on May 25, 1999. The Company was a holding company for subsidiary acquisitions and through its wholly-owned subsidiary, BioAuthorize, Inc., is a hi-tech biometric technology company (i) which has developed a technology solution for e-commerce transactions related to the delivery of voice-enabled payment authorization services to merchants and their customers in processing payments for purchases made over the Internet and (ii) which is developing a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, its voice authentication technology.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations in 2008 and 2007. From inception through the year ended December 31, 2008, the Company has accumulated net losses approximating of $2,000,000. Further, the Company has inadequate working capital to maintain or develop its operations, and to date has been dependent upon funds from private investors and the support of certain stockholders. The Company is seeking to support its operations with revenue generated from sales of downloadable applications for Apple’s iPhone and iTouch and RIM’s Blackberry handheld personal electronic devices. It is unclear as to whether such revenues will develop in sufficient quantities to support the Company’s operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management may also plan to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced no revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Research and Development

Costs are expensed as incurred. There was $29,432 in research and development expense for year ended December 31, 2008 as compared to $31,944 for year ended December 31, 2007.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Scottsdale, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. There was no impairment of goodwill or other intangible assets in Fiscal 2008.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
Equipment	$93,617	$93,617
Accumulated depreciation	(44,906)	(13,700)

Total	$48,711	$79,917

Depreciation Expense is $31,206 for December 31, 2008 compared to $13,700 for December 31, 2007.

NOTE 5 – SHARE CAPITAL

BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code.  The Company has authorized 100,000,000 shares of common stock, par value $.001 per share, of which 28,280,006 are issued and outstanding and has authorized 1,000,000 shares of preferred stock, par value $.001 per share, to be designated in series or classes with such voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation as determined by our Board of Directors in its sole discretion.  No shares of preferred stock are outstanding.

The Company has no options or warrants issued or outstanding as of December 31, 2008.

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

NOTE 6 - REVERSE MERGER

Effective February 18, 2008, the Company completed its acquisition of BioAuthorize, Inc. pursuant to a Share Exchange Agreement dated February 18, 2008.  BioAuthorize, Inc. is a wholly owned subsidiary of the Company.    In the share exchange, the former stockholders of BioAuthorize, Inc. received common shares in the Company.

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

The share exchange was accounted for as a reverse acquisition by BioAuthorize, Inc. The total fair value of this transaction is estimated to be approximately $596,107.  It was determined that a more appropriate value of the fair values exchanged, rather than the fair value of the securities traded in the market, was the fair values of the net assets acquired.  There was no cash exchanged in the reverse merger.   The issuance of shares of common stock of the Company was deemed to be an equivalent fair market value, for accounting purposes, to the shares of capital stock of BioAuthorize, Inc. received in the share exchange.  The reasons for the share exchange are as follows:

•	The share exchange allows for the shareholders of BioAuthorize, Inc. to receive shares of common stock with increased liquidity and stronger market value;

•	The ability of the combined companies to utilize publicly-traded securities in capital raising transactions and as consideration in connection with future potential mergers or acquisitions.

NOTE 7 – SHARE EXCHANGE

Also as contemplated in the share exchange with BioAuthorize Inc., in March 2008 the Company and Bankston Third Family Trust LP agreed to surrender all of the outstanding common shares of Genesis Land, Inc. in exchange for the surrender of 16,780,226 common shares of the Company held by the Bankston Third Family L.P. The value of this exchange was based on the trading value of the Company’s common stock surrendered which had a trading value of $.55 at the day.  The exchange of the common stock of Genesis Land, Inc. for the surrender of 16,780,226 commons stock held by Bankston Third Family LP was accounted for as an equal exchange for value received and value given.  There was no cash exchanged and no gain or loss recorded by either party.  There was no gain or loss on the exchange of the two parties’ common stock.

Pursuant to provisions of the Agreement, the Company was required to change its name to BioAuthorize Holdings, Inc. The name change was completed on June 5, 2008.

The consolidated financial statements include the operations of BioAuthorize, Inc. for the entirety of the periods presented, whereas, the historical financial statements of BioAuthorize, Inc. became the historical financial statements of the Company as required under the purchase method of accounting. See Note 5 for the financial information condensed consolidated statements of operations as if the share exchange under the Agreement occurred on February 18, 2009.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$213,467	$453,310
State	55,878	127,493
	269,345	580,803
Benefit from the operating loss carryforward	(269,345)	(580,803)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2008	2007

Net operating loss carryforward	269,345	580,803
Valuation allowance	(269,345)	(580,803)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,146,738 available to offset future taxable income through 2028.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreement are with key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders.

NOTE 11 - NET LOSS PER SHARE

Restricted shares are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 12  -  EARLY EXTINGUISHMENT OF DEBT

The company met the requirements of SFAS 140 paragraph 16.  SFAS 140 paragraph 16 outlined below outlines the two requirements that are met to qualify for early extinguishment of debt.

The company removed these debts at the written wavier of the debt holder.  Our prior officers waived their right to repayment of deferred salary.  Therefore it is a matter of law or “judicially” to remove the obligations upon the waiver by our prior officers to waive their rights to the deferred salaries.

Statement of Financial Accounting Standards No. 140
Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities
Paragraph 16:

A debtor shall derecognize a liability if and only if it has been extinguished. A liability has been extinguished if either of the following conditions is met:

a.
The debtor pays the creditor and is relieved of its obligation for the liability. Paying the creditor includes delivery of cash, other financial assets, goods, or services or reacquisition by the debtor of its outstanding debt securities whether the securities are cancelled.

b.	The debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable disagreements or events (as defined in Regulation S-B Item 304(a)(1)(iv)) as a result of any change in our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Yada Schneider	38	Director, President and Chief Executive Officer
Jeffrey Perry	50	Director, Chief Financial Officer, Chief Operating Officer, Vice-President and Secretary
Kim Garvey	61	Director

The chief executive officer and directors and officers of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the sole officer and director of the Company is as follows:

Yada Schneider, 38, was appointed as a director of the Company and as the President and Chief Executive Officer of the Company effective February 18, 2008 pursuant to provisions of the Share Exchange Agreement dated February 18, 2008 between the Company, BioAuthorize and the BioAuthorize Shareholders (the “Agreement”). He holds no other directorship positions in reporting companies. Mr. Schneider has most recently been a director and President and Chief Executive Officer of BioAuthorize, positions he continues to hold. Mr. Schneider has 20 years experience in the high tech industry and 10 yrs experience as CTO of a successful start-up company, Bridge Technology, Inc. He has years of experience designing, implementing, deploying, and supporting diverse technology solutions including artificial intelligence, enterprise business systems, public-key infrastructure, device interface software, embedded systems, web-based solutions, and services based (n-tier) architecture to major corporations including Intel Corporation, Choice Hotels International, GTX Corporation, and Allied Signal Aerospace. He has extensive experience delivering transaction processing solutions including delivery of credit card transaction processing functionality for Choice Hotel’s enterprise application functionality. He also successfully delivered a patented transaction processing system to realize Bridge Technology’s business goals. Mr. Schneider has experience certifying software solutions with VISA and third-party payment processors, including Southern DataCom, PaymentTech, and Vital Processing. In connection with Mr. Schneider’s appointment to the Board and as an officer of the Company, the Company did not enter into or materially amend any plan, contract or arrangement that Mr. Schneider will participate in as a director or officer of the Company. Mr. Schneider will be compensated on the Board in accordance with any existing policies for employee members of the Board and no compensation has been established for his positions as an officer of the Company.

Jeffrey Perry, 50, has been appointed as Vice-President, Chief Financial Officer, Chief Operating Officer and Secretary of the Company effective October 7, 2008. No term for service has been established at this time, and Mr. Perry has no employment agreement. He serves at the discretion of the Company, and no compensation has been established for his position as an officer of the Company. There is no arrangement or understanding between Mr. Perry and any other person pursuant to which Mr. Perry was or is to be selected as an officer as contemplated under Item 401(b) of Regulation S-K. Mr. Perry has entered into an option agreement with Yada Schneider, President and CEO of the Company, to acquire, directly from Mr. Schneider, shares of common stock owned by Mr. Schneider. Mr. Perry has no family relationship with any other executive officer or director of the Company or BioAuthorize, Inc.

Mr. Perry has been licensed to practice law in Texas since May 1988 and in Arizona since March 2000 and has maintained a law practice for many years, most recently under the firm name, Jeffrey R. Perry Law Firm, P.C., since August 2006. During the past six (6) years, he has focused his practice on the representation of various business entities in the areas of entity formation, structured financings including private placements of securities, business combination transactions, SEC reporting and other general company business matters including contractual, employment and intellectual property matters. He has represented a number of public companies whose common stock has traded on the Over The Counter Bulletin Board including serving as outside counsel to the Company since February 2008. Since 2005 he has served as outside general counsel for IR Biosciences Holdings, Inc. (OTCBB:IRBS), a development stage biotechnology company engaged in the research and development of potential drug candidates, Homspera® and its derivatives, Radilex® and Viprovex®. From late 2002 until August 2005, he served as General Counsel and Executive Vice President Mergers & Acquisitions for ImproveNet, Inc. (OTCBB:IMPV), an internet based service matching contractors with home improvement and construction projects. His duties included oversight of strategy, planning and execution of the company’s merger and acquisition efforts, and all aspects of legal matters of the company, the development of risk management solutions and financial analysis, planning and forecasting. He has also served as general counsel for Ebiz Enterprises, Inc. (OTCBB:EBIZ) from 2000 to 2003, responsible for management and oversight of all aspects of legal matters of the company and the development of risk management solutions. In 2003, Mr. Perry also has served as legal counsel to Integrated Information Systems (OTCBB:IISX).  He will continue to maintain his law practice while serving in his various capacities for the Company.

Kim Garvey, 61, has been appointed as a director of the Company effective October 7, 2008. There is no set term of service, and Mr. Garvey will serve at the discretion of the Board until his successor has been elected and qualified. The Board of Directors has not established any committees, and therefore Mr. Garvey will not be named to serve on any committees. In connection with Mr. Garvey’s appointment as a director of the Company, the Company did not enter into or materially amend any plan, contract or arrangement that Mr. Garvey will participate in as a director of the Company. No compensation has been established for his position as a director of the Company.

Mr. Garvey has nearly four decades of advertising, marketing, public relations, public involvement and issues planning, research and communication expertise, at the local, regional, national and global levels. For nearly five years Garvey served with the world-famous Harlem Globetrotters where he was Vice President of Corporate Communication. He has more than two decades of experience working on large scale projects for the Arizona Department of Transportation and other counties and municipalities. A recognized professional, Garvey is the former President of The Valley of the Sun Chapter of PRSA, served as national chair for the ARC Marketing Communications Committee, and has taught Advertising, Public Relations and Sales at the College level for a quarter century. He holds BA and MA degrees from BYU in Provo, Utah.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.  In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities and are actively involved in other businesses.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Section 16(a) Beneficial Ownership Reporting Compliance

Although we have not received copies of all reports required by Section 16(a) of the Exchange Act for the most recently fiscal year, we have received communications from required filers that all such required reports by those persons subject to Section 16 of the Exchange Act were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1

ITEM 11.  EXECUTIVE COMPENSATION

General. Yada Schneider, Jeffrey Perry, and Kim Garvey serves as the Company’s directors and officers.  Presently the officers and directors have no compensation plan and have not entered into any employment agreements with the Company.  Mr. Schneider does have an employment agreement with BioAuthorize, Inc. which terminates in December 2012.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, Mr. Yada Schneider, Jeffrey Perry, and Kim Garvey serves as the Company’s directors and officers

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)

Yada Schneider	2008 2007	40,087 209,432							40,087 209,432
Jeffrey Perry	2007 2008	0 0							0 0

*Figures for Yada Schneider are net of the amount of accrued salary of $105,064 for 2008 that Mr. Schneider has voluntarily waived receipt of and released all obligations for payment by the Company.

Summary Compensation Table
2008 and 2007 SUMMARY COMPENSATION TABLE

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yada Schneider	0	0				0		0	0

Jeffrey Perry	0	0				0		0	0

Kim Garvey	0	0				0		0	0

2008 and 2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(a)	(a)	(a)	(a)
Name (a)	(b)	(b)	(b)	(b)
Yada Schneider	0	0	0	0

Jeffrey Perry	0	0	0	0

2008 and 2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Yada Schneider	None			0

Jeffrey Perry	None			0

2008 and 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)

Yada Schneider					0

Jeffrey Perry					0

Kim Garvey					0

2008 and 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yada Schneider	0						0

Jeffrey Perry	0						0

Kim Garvey	0						0

2008 and 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Yada Schneider	2007 2008							- 0
Jeffrey Perry	2007 2008							0

2008 and 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Yada Schneider	2008 2007					0
Jeffrey Perry	2007 2008					0

2008 and 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Yada Schneider	None						-

Jeffrey Perry	None

Compensation of Directors

We currently have three directors, two of which are also officers of the Company. Our plan is to compensate directors with grants of options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. No compensation was provided to any director for service as a director during the Company’s last completed fiscal year.  There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our Common Stock as of March 9, 2009, based on 28,280,006 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner(1)	Title of Class	Amount and Nature of Beneficially Owned (2)	Percentage of Class

Yada Schneider (3)	Common Stock	12,336,000	43.62%

Jeffrey Perry (4)	Common Stock	5,208,000	18.42%

Launch Pad Research and Marketing Company	Common Stock	4,000,000	14.14%
Members Only Financial, Inc.	Common Stock	2,464,000	8.71%
All Officers and Directors	Common Stock	12,336,000	43.62%
As a Group (2 persons)

 (1)  The address of beneficial owners Yada Schneider and Jeffrey Perry is c/o BioAuthorize Holdings, Inc. is 15849 N. 71st Street, Suite 216, Scottsdale, AZ 85254-2179.

(2)  All of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3)  The "Percentage of Class" is calculated by dividing the amount of shares beneficially owned by the sum of 28,280,006 which is the total outstanding shares of common stock of the Company.

(4) Includes 5,208,000 shares of common stock beneficially owned under Option Agreement dated October 7, 2008 and granted by Yada Schneider to Jeffrey Perry which became exercisable on November 6, 2008.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Equity Compensation Plans

 As of December 31, 2008 there are no grants of options, warrants or rights exercisable for the purchase or issuance of any securities of the Company under any equity compensation plans of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

Based upon information provided by the directors and executive officers, the Board determined that during the year ended December 31, 2008, there were no transactions with related persons to be reported.

There are currently three members of our Board of Directors, Yada Schneider, Jeffrey Perry and Kim Garvey.  Mr. Schneider and Mr. Perry are also officers of the Company, together constitute a majority of the Board members and no not qualify as independent under any definition or standard of independence.    The Company has no separately designated audit, nominating or compensation committee.  Mr. Garvey qualifies as independent under the definition set forth in Item 407(a)(1)(ii) of Regulation S-K.

Gerald B. Van Wie and G. Neil Van Wie served on the Board from February 2008 to October 2008, and also served as executive officers of the Company and no not qualify as independent under any definition or standard of independence.

During the last completed fiscal year prior to prior to February 18, 2008, Jason Pratte, Larry Don Bankston and Lenny Amado served as directors of the Company.  Mr. Pratte also served as an executive officer and Mr. Bankston beneficially owned a majority of the outstanding shares of the Company’s common stock and no not qualify as independent under any definition or standard of independence.  Mr. Amado qualifies as independent the definition set forth in Item 407(a)(1)(ii) of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2008 and 2007 approximated $9,000 and $9,500 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $11,000 per year.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 and 2007 were $0 and $0, respectively.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2008 and 2007 approximated $0 and $0 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (4)
3.1	Bylaws of the Corporation (1)
10.1	Agreement of Purchase and Sale dated June 3, 2005 by and between Genesis Land Development, LLC and Wall Homes, Inc. (4)
10.2	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and William E. Lane Lane (4)
10.3	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and RD Bickerstaff (4)
10.4	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Laura Poulson (4)
10.5	Consulting Agreement dated January 1, 2006, by and between AABB, Inc. and Heritage West Capital (4)
10.6	Merger Agreement, dated July 1, 2006, by and among AABB, Inc., AABB Acquisition Sub, Inc., Genesis Land Development, LLC and certain shareholders (4)
10.7	Share Exchange Agreement dated February 18, 2008 by and among the Company, BioAuthorize and the BioAuthorize Shareholders list on Exhibit A to the Agreement (4)
10.8	Share Exchange Agreement dated February 18, 2008 by and among the Company, Genesis Land, Inc. and the Bankston Third Family Limited Partnership (4)
10.9	First Amendment to Share Exchange Agreement dated February 18, 2008 by and among the Company, Genesis Land, Inc. and the Bankston Third Family Limited Partnership (5)
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (6)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (6)

(1) filed with the Company's original Form 8-A12G on August 10, 2001
(2) filed with the Company’s initial Form SB-2 on September 15, 2006.
(3) filed with the December 31, 2006 10-KSB
(4) filed with the February 18, 2008 8-K filing
(5) filed with the March 21, 2008 8-K filing.
(6)  Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2009	BioAuthorize Holdings, Inc. By: /s/ Yada Schneider
Yada Schneider
Chief Executive, President Officer (Principle Executive Officer)

Date: April 15, 2009	By: /s/ Jeffrey Perry
Jeffrey Perry
Chief Financial Officer (Principle Financial Officer )

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2009	By: /s/ Yada Schneider
Yada Schneider
Director
Date: April 15, 2009	By:/s/ Jeffrey Perry
Jeffrey Perry
Director

Date: April 15, 2009	By:/s/ Kim Garvey
Kim Garvey
Director