Form 10-Q
period 2009-03-31
BioAuthorize Holdings, Inc.
filed 2009-05-15
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐ No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common stock, $0.001 par value	28,280,006

BIOAUTHORIZE HOLDINGS, INC.
Form 10-Q Filing
For The Three Months Ended March 31, 2009 and 2008

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6.	Exhibits	24

Signatures		25

CERTIFICATIONS

Exhibits 31.1 and 31.2 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1 and 32.2 – Section 1350 Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS:	March 31	December 31
	2009	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$12,426	$28,584
Total current assets	12,426	28,584

PROPERTY AND EQUIPMENT, net	40,910	48,711

Patent	7,788	7,788
Deposits	850	850
TOTAL ASSETS	$61,974	$85,933

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,536	$15,171
Total current liabilities	16,536	15,171

Total liabilities	16,536	15,171

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized;
there are no issued or outstanding at March 31, 2009	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
28,280,006 issued and outstanding as of March 31, 2009 and
December 31, 2008, respectively	28,280	28,280
Additional paid-in capital	2,189,220	2,189,220
Accumulated deficit during this development stage	(2,172,062)	(2,146,738)
Total stockholders' equity	45,438	70,762

LIABILITIES AND STOCKHOLDERS' EQUITY:	$61,974	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
			For the Period
			from August 23, 2006
			(inception) through
	2009	2008	March 31, 2009

REVENUES:
Revenues	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	17,523	414,302	2,293,793
Sales and marketing expenses	-	13,715	71,279
Depreciation and amortization	7,801	7,801	52,707
Research and development	-	6,661	61,376
Total operating expenses	25,324	442,479	2,479,155
OPERATING LOSS	(25,324)	(442,479)	(2,479,155)

OTHER (INCOME) AND EXPENSES:
Interest expense	-	193	417
Interest and dividend income	-	(2,319)	(40,193)
Other income	-	-	1,200
Early extinguishment	-	-	(304,234)
Loss on investments	-	-	35,718
Total other expense	-	(2,126)	(307,092)

NET LOSS	$(25,324)	$(440,353)	$(2,172,063)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.02)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted	28,280,000	23,725,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
			For the Period
			from August 23, 2006
			(inception) to
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(25,324)	$(440,353)	$(2,172,063)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	7,801	7,801	52,707
Common stock issued for compensation	-	-	137,500
Changes in assets and liabilities:
Accounts receivables	1,365	13,384	1,365
Deposits	-	2,304	(8,638)
Accrued payables and accrued liabilities	-	25,638	15,171
Net cash used in operating activities	(16,158)	(391,226)	(1,973,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(93,616)
Net cash used in investing activities	-	-	(98,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	80,000
Proceeds from the issuance of preferred stock	-	-	2,000,000
Net cash provided by financing activities	-	-	2,080,000
			-
INCREASE IN CASH	(16,158)	(391,226)	12,426
CASH, BEGINNING OF YEAR	28,584	484,937	-
CASH, END OF YEAR	$12,426	$93,711	$12,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$220	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
Notes to Consolidated Financial Statements
For The Three Months Ended March 31, 2009 and 2008

NOTE 1 – BACKGROUND

BioAuthorize Holdings, Inc. (“The Company”) was incorporated in the state of Nevada on May 25, 1999.  The Company is a holding company for subsidiary acquisitions and through its wholly-owned subsidiary, BioAuthorize, Inc., is a hi-tech biometric technology company (i) which has developed a technology solution for e-commerce transactions related to the delivery of voice-enabled payment authorization services to merchants and their customers in processing payments for purchases made over the Internet and (ii) which is developing a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, its voice authentication technology.

NOTE 2 -  BASIS OF PRESENTATION

Interim Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had no revenues from operations in 2008 and 2007.  From inception through the year ended March 31, 2009, the Company has accumulated net losses of $2,172,063.  Further, the Company has inadequate working capital to maintain or develop its operations, and to date has been dependent upon funds from private investors and the support of certain stockholders.  The Company is seeking to support its operations with revenue generated from sales of downloadable applications for Apple’s iPhone and iTouch and RIM’s Blackberry handheld personal electronic devices.  It is unclear as to whether such revenues will develop in sufficient quantities to support the Company’s operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced no revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank in Scottsdale, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts up to $250,000.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2009 and 2008 presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.   The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.   The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard is expected not to have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The FSP is effective for fiscal year beginning after December 15, 2008 and early adoption is not permitted.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of March 31, 2009 and December 31, 2008 as follows:

	March 31,	December 31,
	2009	2008
Equipment	$93,617	$93,617
Accumulated depreciation	(52,707)	(44,906)

Total	$40,910	$48,711

Depreciation expense was 7,801 for the three months ended March 31, 2009 and $31,206 for the year ended December 31, 2008.

NOTE 6 – SHARE CAPITAL

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

The Company has no options or warrants issued or outstanding as of March 31, 2009.

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

NOTE 7 - REVERSE MERGER

Effective February 18, 2008, the Company completed its acquisition of BioAuthorize, Inc. pursuant to a Share Exchange Agreement dated February 18, 2008.  BioAuthorize, Inc. is a wholly owned subsidiary of the Company.    In the share exchange, the former stockholders of BioAuthorize, Inc. received common shares in the Company.

Pursuant to the Share Exchange Agreement, 100% of the outstanding common stock of BioAuthorize, Inc. was exchanged for 80% of the Company’s shares of common stock and no cash consideration or other consideration was issued or used in the share exchange. Immediately after the share exchange, the former BioAuthorize, Inc. shareholders owned a total of approximately 80% of the outstanding common stock of the Company.  In addition, one of the BioAuthorize Inc. board members became a member of the Board of Directors of the Company and the management of BioAuthorize, Inc became the management team of the Company.  At a later time, the other two board members of BioAuthorize, Inc. became members of the Board of Directors of the Company.  In early October 2008, those two members resigned their board seats and their management positions with the Company and BioAuthorize, Inc.

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

NOTE 8 – SHARE EXCHANGE

Also as contemplated in the share exchange with BioAuthorize Inc. in March 2008, the Company and Bankston Third Family Trust LP agreed to surrender all of the outstanding common shares of Genesis Land, Inc. in exchange for the surrender of 16,780,226 common shares of the Company held by the Bankston Third Family L.P. The value of this exchange was based on the trading value of the Company’s common stock surrendered which had a trading value of $.55 on the day of the exchange.  The exchange of the common stock of Genesis Land, Inc. for the surrender of 16,780,226 commons stock held by Bankston Third Family LP was accounted for as an equal exchange for value received and value given.  There was no cash exchanged and no gain or loss recorded by either party.  There was no gain or loss on the exchange of the two parties’ common stock.

Pursuant to provisions of the Agreement, the Company was required to change its name to BioAuthorize Holdings, Inc. The name change was completed on June 5, 2008.

The consolidated financial statements include the operations of BioAuthorize, Inc. for the entirety of the periods presented, whereas, the historical financial statements of BioAuthorize, Inc. became the historical financial statements of the Company as required under the purchase method of accounting. See Note 6 for the financial information consolidated statements of operations as if the share exchange under the Agreement occurred on February 18, 2008.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2009 and 2008 consist of the following:

	March 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$8,610	$150,442
State	2,279	39,631
	10,889	190,073
Benefit from the operating loss carryforward	(10,889)	(190,073)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,
	2009	2008

Net operating loss carryforward	10,889	190,073
Valuation allowance	(10,889)	(190,073)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,200,000 available to offset future taxable income through 2029.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders.

NOTE 12 - NET LOSS PER SHARE

Restricted shares are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 13 -  EARLY EXTINGUISHMENT OF DEBT

The Company met the requirements of SFAS 140 paragraph 16.  SFAS 140 paragraph 16 outlined below outlines the two requirements that are met to qualify for early extinguishment of debt.

The Company removed these debts at the written wavier of the debt holder.  Two of our former officers and a current officer waived their right to repayment of deferred salary.  Therefore it is a matter of law or “judicially” to remove the obligations to waive their rights to the deferred salaries.

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

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis and the Risk Factors set forth in this Report on Form 10-Q may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “intends”, “could”, “might”, “estimates”, “future” and similar statements or expressions, identify forward looking statements. Forward-looking statements involve risks, uncertainties and other factors, which may cause our business, results of operations and financial position, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, the success or acceptance of our application offerings through Apple, Inc.’s App Store and Research in Motion Limited’s App World, the completed development of our biometric technology, ongoing business strategies or prospects, difficulties of hiring or retaining key personnel, statements relating to future actions, trends in our businesses, prospective products, future performance or financial results and any changes in current accounting rules, all of which may be beyond the control of the Company. Additional, factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.  Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Payment Solution Process – The Initial Anticipated Business of BioAuthorize

With the acquisition of BioAuthorize and the disposition of Genesis Land, we expect to focus our business operations on the development and growth of the BioAuthorize business.  BioAuthorize is a hi-tech biometric technology company which has developed a technology solution for e-commerce transactions related to the delivery of voice-enabled payment authorization services to merchants and their customers in processing payments for purchases made over the Internet. We recently completed a modification to our expected product offerings.  One product offering is to provide e-commerce merchants the ability to use our voice biometric services to authenticate customer purchases using bank account, debit card or credit card payment methods while utilizing the merchant’s existing merchant account and hardware, all without any need to add hardware cost to implement the service and helping to substantially reduce fraud (the “Payment Solution Process”).

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

We recently enrolled BioAuthorize in the iPhone  Developer Program and also became an approved vendor for the recently introduced Blackberry App World by Research In Motion Limited (“RIM”).  The purpose of seeking these approvals was to develop a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, our voice authentication technology.  Both the iPhone App Store and the Blackberry App World include many categories of applications such as business, education, entertainment, games, lifestyle, medical, news, reference, networking, utilities and many others. We believe that an opportunity exists for adopting aspects of the voice enabled authentication and authorization technology to one or more applications within the utilities category.  We expect the yadaTM product line to encompass utilities type applications for both iPhone and Blackberry users.  We have completed development of the first application which is known as yadaSayTM , a simple, speedy and effective way to translate to both text and audio free form phrases between English and Spanish languages.  yadaSayTM became available on March 24, 2009 under the Utilities category of the Apple, Inc. App Store for downloading on the iPhone and iTouch at $0.99 per download.  We have not had sufficient time to gage how popular yadaSayTM may be or the total number of downloads of the application we may anticipate.  We expect to add additional languages for translation with the additional languages included in the same application.  Existing users will simply download the updated version with the new languages while new users will receive the updated version with all languages at the time of purchase of the application.

On April 30, 2009, yadaTranslate™ a free-form text language translator application with 22 languages became available on the RIM Blackberry App World under the Reference and eBooks category for downloading on the Blackberry Curve, Pearl, Bold and Storm at $2.99 per download.   We have not had sufficient time to gage how popular yadaTranslateTM may be or the total number of downloads of the application we may anticipate.  In addition we have submitted to RIM for approval the application, yadaSay™ a free-form English and Spanish languages text and audio translator.  As of the date of this Report on Form 10-Q the status of yadaSay™ is pending and the application is not available for downloading through the Blackberry App World.  Although approval of yadaSay™ is expected in the near future, no assurances can be made that such approval will be received from RIM.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenues

We are a development stage company and the BioAuthorize, Inc. business has not generated revenues since inception on August 23, 2006.

Selling, General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2009 was $17,522 and $414,302 in 2008, respectively.  The decrease in the expenses for the three month period are related to the acquisition of BioAuthorize, Inc. in a share exchange and the related accounting and legal fees which occurred in February 2008 and the elimination of salaries that paid in the first quarter of 2008.

Sales and marketing expenses for the three months ended March 31, 2009 was $0 and $13,715 in 2008, respectively. The decrease in the expenses for the three month period are related to the elimination of all expenditures for sales and marketing activities.

Depreciation and amortization expenses for the three months ended March 31, 2009 was $7,801 and $7,801 in 2008, respectively.  The expenses is related to the purchase of fixed assets such as computer equipment to implement our business plan.

Research and development expenses for the three months ended March 31, 2009 was $0 and $6,661 in 2008, respectively.  The decrease in the expenses for the three month period are related to the elimination of all outsourced research and development functions.

Net loss for the three months ended March 31, 2009 was $25,324 and $440,353 in 2008, respectively and our accumulated loss from inception is $2,172,063.  The decrease for the three month period was due primarily to the elimination of some personnel and salaries during the second quarter of 2008, the elimination of some outsourced services for the Company and the expenses associated with the acquisition of BioAuthorize, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has sought to maintain a minimum of two months of working capital in the bank.  This figure was determined to allow for an adequate amount of time to secure additional funds from investors as needed. The Company has a balance of $12,426 in its bank account at the end of March 2009.  Currently, we have been unable to maintain a minimum of two months of working capital and have insufficient funds to meet all of our current obligations.  We cannot make payment on our bills as they come due.  Outside of the requirements for our professional service providers, our cash needs are minimal as we are not paying any salaries to our two employees.  We anticipate that the Board will approve grants of stock awards under our recently adopted equity incentive plan to compensate these employees.  Our resources and personnel are limited. Since the $80,000 private placement in September 2008, we have not focused our limited resources on raising more capital through additional private placements of our securities.  We are optimistic that sales of downloads of our initial application, yadaSayTM, through Apple’s App Store and yadaTranslate™ through RIM’s Blackberry App World will generate sufficient revenues to cover our monthly expenses for the next several months.  However, no assurances can be made that we will be successful in generating such revenue.  The offering of additional applications through both the App Store and Blackberry App World that we expect to develop may provide additional revenue sources for our operations. In the event that sales of downloads of applications we develop fail to generate sufficient revenue to support our operations, we will need to secure additional capital by other means.

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

The Company’s operating activities used $16,158, and $391,226 for the three months ended March 31, 2009 and 2008 respectively.  The decrease in operating activities is primarily due to a reduction in the salaries of two of our executives who resigned, and the waiver of accrued salaries for those same two executives and our CEO.  In addition, several administrative staff personnel were terminated.

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the consolidated financial statements which are an integral component of this filing.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered securities during the three months ended March 31, 2009.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the three month period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders of the Company during the three month period ended March 31, 2009.

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

BioAuthorize Holdings, Inc.

Date: May 15, 2009	By: /s/ Yada Schneider

Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By: /s/ Jeffrey Perry

Jeffrey Perry
Vice-President and Chief Financial Officer (Principal Financial Officer)