Form 10-Q
period 2009-06-30
BioAuthorize Holdings, Inc.
filed 2009-08-14
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common stock, $0.001 par value	29,405,006

BIOAUTHORIZE HOLDINGS, INC.
Form 10-Q Filing
For The Three and Six Months Ended June 30, 2009 and 2008

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	22
Item 6.	Exhibits	22

Signatures

CERTIFICATIONS

Exhibits 31.1 and 31.2 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1 and 32.2 – Section 1350 Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS:	June 30	December 31
	2009	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$2,210	$28,584
Accounts receivables	694	-
Total current assets	2,904	28,584

PROPERTY AND EQUIPMENT, net	33,108	48,711

Patent	7,788	7,788
Deposits	850	850
TOTAL ASSETS	$44,650	$85,933

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,939	$15,171
Total current liabilities	26,939	15,171

Total liabilities	26,939	15,171

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized;
there are no issued or outstanding at June 30, 2009	-	-
Common stock, $.001 par value, 100,000,000 shares authorized;
28,280,006 issued and outstanding as of June 30, 2009 and
December 31, 2008, respectively	28,280	28,280
Additional paid-in capital	2,189,220	2,189,220
Accumulated deficit during this development stage	(2,199,789)	(2,146,738)
Total stockholders' equity	17,711	70,762

LIABILITIES AND STOCKHOLDERS' EQUITY:	$44,650	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
					For the Period
					from August 23, 2006
	Three Months		Six Months		(inception) through
	2009	2008	2009	2008	June 30, 2009

REVENUES:
Revenues	$829	$-	$829	$-	$829

OPERATING EXPENSES:
General and administrative expenses	11,129	243,238	38,072	663,270	2,314,342
Sales and marketing expenses	126	-	206	7,985	71,483
Depreciation and amortization	7,801	7,801	15,603	15,603	60,509
Research and development	-	9,729	-	16,390	61,376
Total operating expenses	19,056	260,768	53,881	703,248	2,507,710
OPERATING LOSS	(18,227)	(260,768)	(53,052)	(703,248)	(2,506,881)

OTHER (INCOME) AND EXPENSES:
Interest expense	-	2	-	193	417
Interest and dividend income	-	(148)	-	(2,466)	(40,193)
Other income	-	-	-	-	1,200
Early extinguishment	-	-	-	-	(304,234)
Loss on investments	-	-	-	-	35,718
Total other expense	-	(146)	-	(2,273)	(307,092)

NET LOSS	$(18,227)	$(260,622)	$(53,052)	$(700,975)	$(2,199,789)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.03)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted	28,280,000	23,725,000	28,280,000	23,725,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
			For the Period
			from August 23, 2006
			(inception) to
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(53,052)	$(700,975)	$(2,199,789)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	15,603	15,603	60,508
Common stock issued for compensation	-	-	137,500
Changes in assets and liabilities:
Accounts receivables	(694)	-	(694)
Prepaid expenses		13,973
Other assets	-	23,614	(8,638)
Accrued payables and accrued liabilities	11,768	163,182	26,939
Net cash used in operating activities	(26,376)	(484,603)	(1,984,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(93,616)
Net cash used in investing activities	-	-	(93,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliates loan		17,554
Proceeds from the issuance of common stock	-	-	80,000
Proceeds from the issuance of preferred stock	-	-	2,000,000
Net cash provided by financing activities	-	17,554	2,080,000
			-
INCREASE IN CASH	(26,376)	(467,049)	2,210
CASH, BEGINNING OF YEAR	28,584	484,937	-
CASH, END OF YEAR	$2,209	$17,888	$2,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$193	$193

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
Notes to Consolidated Financial Statements
For The Three and Six Months Ended June 30, 2009 and 2008

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
NOTE 2 - BASIS OF PRESENTATION

Interim Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had no revenues from operations in 2008 and 2007.  From inception through the year ended June 30, 2009, the Company has accumulated net losses of $2,199,789.  Further, the Company has inadequate working capital to maintain or develop its operations, and to date has been dependent upon funds from private investors and the support of certain stockholders.  The Company is seeking to support its operations with revenue generated from sales of downloadable applications for Apple’s iPhone and iPod Touch and RIM’s Blackberry handheld personal electronic devices.  It is unclear as to whether such revenues will develop in sufficient quantities to support the Company’s operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in June 30, 2009 and 2008 as the Company was a development stage company.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.
Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

 In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2009 and December 31, 2008 as follows:

	June 30, December 31,
	2009	2008
Equipment	$93,617	$93,617
Accumulated depreciation	(60,509)	(44,906)

Total	$33,108	$48,711

Depreciation Expense is $15,603 for the six months ended June 30, 2009 and $31,206 for the year ended December 31, 2008.

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

The Company has no options or warrants issued or outstanding as of June 30, 2009.

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

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2009 and 2008 consist of the following:

	June 30,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$17,005	$224,822
State	2,911	38,485
	19,916	263,307
Benefit from the operating loss carryforward	(19,916)	(263,307)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9%)	(42.9%)

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30,
	2009	2008

Net operating loss carryforward	19,916	263,307
Valuation allowance	(19,916)	(263,307)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,199,789 available to offset future taxable income through 2031.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may enter into various consulting agreements with outside consultants. Certain of these agreements may include additional compensation on the basis of performance.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholders.

NOTE 12 - NET LOSS PER SHARE

Restricted shares are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods. We show an increase in the number of shares outstanding as of August 13, 2009.  The adjustment to the number of shares outstanding between May 14, 2009 and August 13, 2009 was not from the sale or grant of any securities.  It was a result of the re-issuance of 1,125,000 shares of common stock to an existing shareholder for which the certificate representing such shares had been incorrectly and inadvertently cancelled by our transfer agent following receipt of a request to reissue the certificate for such shares in smaller denominations.  The transfer agent had cancelled the shares in lieu of reissuing them in multiple certificates.  Because of this, the 1,125,000 shares were not counted as outstanding and were not in fact outstanding after the cancellation although they should have been outstanding.  It was the result of an honest error by our transfer agent which has been corrected, and the 1,125,000 shares are now considered outstanding and included in our count of outstanding shares.

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

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis and the Risk Factors set forth in this Report on Form 10-Q may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “intends”, “could”, “might”, “estimates”, “future” and similar statements or expressions, identify forward looking statements. Forward-looking statements involve risks, uncertainties and other factors, which may cause our business, results of operations and financial position, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, the success or acceptance of our application offerings through Apple, Inc.’s App Store and Research in Motion Limited’s (“RIM”) App World, the completed development of our biometric technology, ongoing business strategies or prospects, difficulties of hiring or retaining key personnel, statements relating to future actions, trends in our businesses, prospective products, future performance or financial results and any changes in current accounting rules, all of which may be beyond the control of the Company. Additional, factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.  Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Although the technology has been developed for the Payment Solution Process, all of the requirements for actually implementing the process are not yet completed for merchants and consumers to begin using the Payment Solution Process.  In fact we have made no additional progress in the three-months period ended June 30, 2009 to implement the Payment Solution Process.  No schedule has been finalized for when the Payment Solution Process will be made available to merchants and consumers.  Although we expect that the Payment Solution Process will be made available to merchants and consumers at some point in the future, we have no targeted date and no assurances can be made that it will, in fact, be made available.

iPhone App Store and Blackberry App World

During the three-month period ended June 30, 2009 we enrolled BioAuthorize in the iPhone Developer Program and also became an approved vendor for the recently introduced Blackberry App World by Research In Motion Limited (“RIM”).  The purpose of seeking these approvals was to develop a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, our voice authentication technology.  Both the iPhone App Store and the Blackberry App World include many categories of applications such as business, education, entertainment, games, lifestyle, medical, news, reference, networking, utilities and many others. We believe that an opportunity exists for adopting aspects of the voice enabled authentication and authorization technology to one or more applications within the utilities category.  We expect the yadaTM product line to encompass utilities type applications for both iPhone and Blackberry users.  We completed development of the first application which is known as yadaSayTM , a simple, speedy and effective way to translate to both text and audio free form phrases between English and Spanish languages.  yadaSayTM became available on March 24, 2009 under the Utilities category of the Apple, Inc. App Store for downloading on the iPhone and iPod Touch at $0.99 per download.  We have not had sufficient time to gage how popular yadaSayTM may be or the total number of downloads of the application we may anticipate but through the three-month period ended June 30, 2009 we generated approximately $165.00 in sales.  We expect to add additional languages for translation with the additional languages included in the same application.  Existing users will simply download the updated version with the new languages while new users will receive the updated version with all languages at the time of purchase of the application.  We have not completed the development required for offering additional languages and no assurances can be made that additional languages will in fact become available.

On April 30, 2009, yadaTranslate™ a free-form text language translator application with 22 languages became available on the RIM Blackberry App World under the Reference and eBooks category for downloading on the Blackberry Curve, Pearl, Bold and Storm at $2.99 per download.   We have not had sufficient time to gage how popular yadaTranslateTM may be or the total number of downloads of the application we may anticipate.  In addition yadaSay™ a free-form English and Spanish languages text and audio translator for downloading on the Blackberry Curve, Pearl, Bold and Storm became available on May 20, 2009 at $3.99 per download (the price was dropped to $2.99 per download beginning in July 2009).  yadaTranslateTM and yadaSay™ for the Blackberry have generated approximately $664.00 in sales for the three-month period ended June 30, 2009.

We are pursuing the development of other applications.  As of the date of this Report on Form 10-Q a new application, yadaBlackbook™ is in review with Apple and we expect approval in the near future which will be available for downloading through the App Store.  Although approval of yadaBlackbook™ is expected in the near future, no assurances can be made that such approval will be received from Apple.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009, Compared to  Six Months Ended June 30, 2008

Revenues

The three month period ended June 30, 2009 was the first quarterly period in which we began to generate revenues from continuing operations from the sale of downloads of our application product offerings for Apple’s iPhone and iPod Touch and RIM’s Blackberry handheld personal electronic devices.  We had revenues of $829.00 for the quarterly period ended June 30, 2009.  Our revenues of $829.00 were not significant, but we are optimistic that the experience we have gained and the trends we recognize from our efforts to market and sell downloads of our applications will help us to increase sales. However, no assurances can be made that sales will increase.  Approximately 20% of our sales were attributable to sales of yadaSayTM for the Apple handheld devices and the other 80% were attributable to sales of both yadaTranslate™ and yadaSayTM for the RIM handheld devices.

Revenues

We are a development stage company and the BioAuthorize, Inc. business have generated revenues of only $829.00 since inception on August 23, 2006.

Selling, General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2009 was $11,129 and $243,238 in 2008, respectively as compared to the six months ended June 30, 2009 was $38,072 and $663,270 for 2008 respectively.  The decrease in the expenses are related to the acquisition of BioAuthorize, Inc. in a share exchange and the related accounting and legal fees which occurred in February 2008 and the elimination of salaries that were paid up to the second quarter of 2008.

Sales and marketing expenses for the three months ended June 30, 2009 was $126 and $0 in 2008, respectively as compared to the six months ended June 30, 2009 was $206 and $7,985 for 2008 respectively.  The decrease in the expenses are related to the elimination of substantially all expenditures for sales and marketing activities.
Depreciation and amortization expenses for the three months ended June 30, 2009 was $7,801 and $7,801 in 2008, respectively as compared the six months ended June 30, 2009 was $15,603 and $15,603 in 2008, respectively.  The expenses are related to the purchase of fixed assets such as computer equipment to implement our business plan.

Research and development expenses for the three months ended June 30, 2009 was $0 and $9,729 in 2008, respectively as compared to the six months ended June 30, 2009 was $0 and $16,390 for 2008, respectively.  The decrease in the expenses for the three-month period are related to the elimination of all outsourced research and development functions.

Net loss for the three months ended June 30, 2009 was $18,227 and $260,622 in 2008, as compared to the six months ended June 30, 2009 of $53,052 and $700,975 in 2008, respectively.  Our accumulated loss from inception is $2,199,789.  The decrease in the loss for the period was due primarily to the elimination of some personnel and salaries during the second quarter of 2008, the elimination of some outsourced services for the company and the expenses associated with the acquisition of BioAuthorize, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has sought to maintain a minimum of two months of working capital in the bank.  This figure was determined to allow for an adequate amount of time to secure additional funds from investors as needed. The Company had a balance of $2,210 in its bank account at the end of June 2009.  Currently, we have been unable to maintain a minimum of two months of working capital and have insufficient funds to meet all of our current obligations.  We cannot make payment on our bills as they come due.  Outside of the requirements for our professional service providers, our cash needs are minimal as we are not paying any salaries to our two employees.  We anticipate that the Board will approve grants of stock awards under our recently adopted equity incentive plan to compensate these employees although no such grants have been made.  Our resources and personnel are limited. Since the $80,000 private placement in September 2008, we have not focused our limited resources on raising more capital through additional private placements of our securities.  We are optimistic that sales of downloads of our initial application, yadaSayTM, through Apple’s App Store and yadaTranslate™ and yadaSayTM through RIM’s Blackberry App World will generate sufficient revenues to cover our monthly expenses for the next several months. In addition, we have another application, yadaBlackbookTM, which has been submitted for review and is currently being reviewed by Apple for sale through the App Store.  However, sales of downloads of these applications during the three-month period ended June 30, 2009 were insufficient to cover our monthly expenses and no assurances can be made that we will be successful in generating such revenue.  The offering of additional applications through both the App Store and Blackberry App World that we expect to develop may provide additional revenue sources for our operations. In the event that sales of downloads of applications we develop fail to generate sufficient revenue to support our operations, we will need to secure additional capital by other means.

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

The Company’s operating activities used $26,376 and $484,603 for the six months ended June 30, 2009 and 2008 respectively.  The decrease in operating activities is primarily due to a reduction in the salaries of two of our executives who resigned, and the waiver of accrued salaries for those same two executives and our CEO.  In addition, several administrative staff personnel were terminated.  Furthermore, no salaries have been paid since the second quarter of 2008.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

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

Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered securities during the three-month period ended June 30, 2009.  The adjustment to the number of shares outstanding between May 14, 2009 and August 13, 2009 was not from the sale or grant of any securities.  It was a result of the re-issuance of 1,125,000 shares of common stock to an existing shareholder for which the certificate representing such shares had been incorrectly and inadvertently cancelled by our transfer agent following receipt of a request to reissue the certificate for such shares in smaller denominations.  The transfer agent had incorrectly cancelled the shares in lieu of reissuing them in multiple certificates.  Because of this, the 1,125,000 shares were not counted as outstanding and were not in fact outstanding after the cancellation although they should have been outstanding.  It was the result of an honest error by our transfer agent which has been corrected, and the 1,125,000 shares are now considered outstanding and included in our count of outstanding shares.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the three-month period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders of the Company during the three-month period ended June 30, 2009.

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

BioAuthorize Holdings, Inc.

Date: August 14, 2009	By: /s/ Yada Schneider
Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By: /s/ Jeffrey Perry
Jeffrey Perry
Vice-President and Chief Financial Officer (Principal Financial Officer)