Form 10-Q
period 2009-09-30
BioAuthorize Holdings, Inc.
filed 2009-11-23
CIK 1129695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2009
Common stock, $0.001 par value	29,405,006

BIOAUTHORIZE HOLDINGS, INC.
Form 10-Q Filing
For The Three and Nine Months Ended September 30, 2009 and 2008

Table of Contents

Signatures	21

CERTIFICATIONS

Exhibits 31.1 and 31.2 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibits 32.1 and 32.2 – Section 1350 Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS:

CURRENT ASSETS
Cash	$834	$28,584
Accounts receivables	369	-
Total current assets	1,203	28,584

PROPERTY AND EQUIPMENT, net	25,307	48,711

Patent	7,788	7,788
Deposits	850	850
TOTAL ASSETS	$35,149	$85,933

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$30,495	$15,171
Total current liabilities	30,495	15,171

Total liabilities	30,495	15,171

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; there are no issued or outstanding at June 30, 2009	-	-
Common stock, $.001 par value, 100,000,000 shares authorized; 29,405,006 issued and outstanding as of September 30, 2009 and 28,280,006 issued and outstanding as of December 31, 2008, respectively	29,405	28,280
Additional paid-in capital	2,188,095	2,189,220
Accumulated deficit during this development stage	(2,212,846)	(2,146,738)
Total stockholders' equity	4,654	70,762
LIABILITIES AND STOCKHOLDERS' EQUITY:	$35,149	$85,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months		Nine Months		For the Period from August 23, 2006 (inception) through
	2009	2008	2009	2008	September 30, 2009

REVENUES:
Revenues	$737	$-	$1,566	$-	$1,566

OPERATING EXPENSES:
General and administrative expenses	5,688	203,110	44,028	852,935	2,320,298
Sales and marketing expenses	36	-	243	8,389	71,520
Depreciation and amortization	7,801	7,801	23,404	23,404	68,310
Research and development	-	-	-	29,432	61,376
Total operating expenses	13,525	210,911	67,675	914,160	2,521,504
OPERATING LOSS	(12,788)	(210,911)	(66,109)	(914,160)	(2,519,938)

OTHER (INCOME) AND EXPENSES:
Interest expense	-	-	-	195	417
Interest and dividend income	-	(42)	-	(2,511)	(40,193)
Other income	-	-	-	-	1,200
Early extinguishment	-	-	-	-	(304,234)
Loss on investments	-	-	-	-	35,718
Total other expense	-	(42)	-	(2,316)	(307,092)

NET LOSS	$(12,788)	$(210,869)	$(66,109)	$(911,844)	$(2,212,846)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.04)

WEIGHTED AVERAGE OF SHARES OUTSTANDING:

Basic and diluted	29,405,006	24,159,783	29,405,006	23,871,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

			For the Period
			from August 23, 2006
			(inception) to
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(66,109)	$(911,844)	$(2,212,846)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	23,404	23,404	68,310
Common stock issued for compensation	-	22,500	137,500
Changes in assets and liabilities:
Accounts receivables	(369)	-	(369)
Prepaid expenses		13,973
Other assets	-	21,189	(8,638)
Accrued payables and accrued liabilities	15,324	311,806	30,495
Net cash used in operating activities	(27,751)	(518,972)	(1,985,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(93,616)
Net cash used in investing activities	-	-	(93,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliates loan		7,962
Proceeds from the issuance of common stock	-	80,000	80,000
Proceeds from the issuance of preferred stock	-	-	2,000,000
Net cash provided by financing activities	-	87,962	2,080,000
			-
INCREASE IN CASH	(27,751)	(431,010)	836
CASH, BEGINNING OF YEAR	28,584	484,937	-
CASH, END OF YEAR	$834	$53,927	$836

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-	$-
Interest Paid	$-	$772	$772

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOAUTHORIZE HOLDINGS, INC.
Notes to Consolidated Financial Statements
For The Three and Nine Months Ended September 30, 2009 and 2008

NOTE 1 – BACKGROUND

BioAuthorize Holdings, Inc. (“The Company”) was incorporated in the state of Nevada on May 25, 1999. The Company is a holding company for subsidiary acquisitions and through its wholly-owned subsidiary, BioAuthorize, Inc., is a hi-tech biometric technology company (i) which has developed a technology solution for e-commerce transactions related to the delivery of voice-enabled payment authorization services to merchants and their customers in processing payments for purchases made over the Internet and (ii) which is developing a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products in part by utilizing and leveraging, directly and indirectly, its voice authentication technology.

NOTE 2 - BASIS OF PRESENTATION

Interim Consolidated Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had no revenues from operations in 2008 and 2007.  From inception through the year ended September 30, 2009, the Company has accumulated net losses of $2,212,846.  Further, the Company has inadequate working capital to maintain or develop its operations, and to date has been dependent upon funds from private investors and the support of certain stockholders.  The Company is seeking to support its operations with revenue generated from sales of downloadable applications for Apple’s iPhone and iPod Touch and RIM’s Blackberry handheld personal electronic devices.  However, to date the revenues generated from such sales have been insufficient, and it is unclear as to whether such revenues will develop in sufficient amounts to support the Company’s operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management may also plan to raise any necessary additional funds through loans and additional sales of its common stock or other securities. There is no assurance that the Company will be successful in raising additional capital.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with ASC Topic 605, formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts was established in the three-month periods ended September 30, 2009 and 2008 and no account balances or bad debts were written off during those periods.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, formerly SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2009 and December 31, 2008 as follows:

	September 30,	December 31,
	2009	2008
Equipment	$93,617	$93,617
Accumulated depreciation	(68,310)	(44,906)

Total	$25,307	$48,711

Depreciation Expense is $23,404 for the nine months ended September 30, 2009 and $31,206 for the year ended December 31, 2008.

NOTE 6 – SHARE CAPITAL

BioAuthorize Holdings, Inc. F/K/A Genesis Holdings, Inc. was incorporated in Nevada on May 25, 1999 as part of the reorganization of Diagnostic International, Inc. which had filed under Chapter 11 of the United States Bankruptcy Code.  The Company has authorized 100,000,000 shares of common stock, par value $.001 per share, of which 29,405,006 are issued and outstanding and has authorized 1,000,000 shares of preferred stock, par value $.001 per share, to be designated in series or classes with such voting powers, designations, preferences, limitations, restrictions, relative rights, and distinguishing designation as determined by our Board of Directors in its sole discretion.  No shares of preferred stock are outstanding.

The Company has no options or warrants issued or outstanding as of September 30, 2009.

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

The share exchange was accounted for as a reverse acquisition by BioAuthorize, Inc. The total fair value of this transaction is estimated to be approximately $596,107.  It was determined that a more appropriate value of the fair values exchanged, rather than the fair value of the securities traded in the market, was the fair values of the net assets acquired.  There was no cash exchanged in the reverse acquisition.  The issuance of shares of common stock of the Company was deemed to be an equivalent fair market value, for accounting purposes, to the shares of capital stock of BioAuthorize, Inc. received in the share exchange.  The reasons for the share exchange are as follows:

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

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$22,477	$310,027
State	5,884	81,154
	28,361	391,181
Benefit from the operating loss carryforward	(28,361)	(391,181)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation Allowance	(42.9)%	(42.9)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2009	2008

Net operating loss carryforward	28,361	391,181
Valuation allowance	(28,361)	(391,181)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,212,846 available to offset future taxable income through 2031.

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

Although the technology has been developed for the Payment Solution Process, all of the requirements for actually implementing the process are not yet completed for merchants and consumers to begin using the Payment Solution Process.  In fact, our efforts and resource commitments are not directed at this aspect of our business plan and operations at all, and we have made no additional progress in the three-month period ended September 30, 2009 to implement the Payment Solution Process.  No schedule has been finalized for when the Payment Solution Process will be made available to merchants and consumers.  We are uncertain if the Payment Solution Process will be made available to merchants and consumers at some point in the future, and we have no targeted date and no assurances can be made that it will, in fact, be made available.

iPhone App Store and Blackberry App World

In the three-month period ended September 30, 2009 we enrolled BioAuthorize in the iPhone Developer Program and also became an approved vendor for the recently introduced Blackberry App World by Research In Motion Limited (“RIM”).  The purpose of seeking these approvals was to develop a line of application products for both the iPhone and the Blackberry handheld personal electronic devices under the yadaTM line of products by utilizing and leveraging, directly and indirectly, our voice authentication technology.  These applications are to be available for sales of downloads by users of the Apple and RIM handheld personal electronic devices.  Both the iPhone App Store and the Blackberry App World include many categories of applications such as business, education, entertainment, games, lifestyle, medical, news, reference, networking, utilities and many others. We believe that an opportunity exists for adopting aspects of the voice enabled authentication and authorization technology to one or more applications within the utilities category.  In addition, we continue to explore many ideas for both the development and/or acquisition of mobile platform applications for the iPhone, iPod Touch and the Blackberry handheld personal electronic devices in a variety of other categories.  We expect the yadaTM product line to encompass utilities type applications and possibly other categories for both iPhone and Blackberry users.  We completed development of the first application which is known as yadaSayTM , a simple, speedy and effective way to translate to both text and audio free form phrases between English and Spanish languages.  yadaSayTM became available on March 24, 2009 under the Utilities category of the Apple, Inc. App Store for downloading on the iPhone and iPod Touch at $0.99 per download. yadaSayTM has not generated significant or substantial revenue through the three-month period ended September 30, 2009 since it’s release in March 2009. We may add additional languages for translation with the additional languages included in the same application allowing existing users to simply download the updated version with the new languages while new users will receive the updated version with all languages at the time of purchase of the application.  We have not completed the development required for offering additional languages and no assurances can be made that additional languages will in fact become available.

On April 30, 2009, yadaTranslate™ a free-form text language translator application with 22 languages became available on the RIM Blackberry App World under the Reference and eBooks category for downloading on the Blackberry Curve, Pearl, Bold and Storm at $2.99 per download.  yadaTranslateTM has not generated significant or substantial revenue through the three-month period ended September 30, 2009 since it’s release in April 2009.  In addition, yadaSay™ a free-form English and Spanish languages text and audio translator for downloading on the Blackberry Curve, Pearl, Bold and Storm became available on May 20, 2009 at $3.99 per download (the price was dropped to $2.99 per download beginning in July 2009).  yadaTranslateTM and yadaSay™ for the Blackberry have not generated significant or substantial revenue through the three-month period ended September 30, 2009.

We are pursuing the development and acquisition of other applications. During the three-month period ended September 30, 2009 we continued our development of mobile platform applications for Apple and Rim and released only one additional application, yadaBlackbook™, for the iPhone and iPod Touch and is available for downloading through the App Store.  Sales of  downloads of yadaBlackbook™ have not been significant or substantial.  An updated and approved version was just recently approved by Apple and released for downloads.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Revenues

The three month period ended June 30, 2009 was the first quarterly period in which we began to generate revenues from continuing operations from the sale of downloads of our application product offerings for Apple’s iPhone and iPod Touch and RIM’s Blackberry handheld personal electronic devices.  We had revenues of $829.00 for the quarterly period ended June 30, 2009 and revenues of $737.00 for the quarterly period ended September 30, 2009.  Our revenues of $1,566.00 through the first nine months of 2009 were not significant or substantial.  We are optimistic that the experience we have gained and the trends we recognize from our efforts to market and sell downloads of our applications will help us to build our mobile platform applications business and increase sales. However, no assurances can be made that sales will increase.  Approximately 6% of our sales were attributable to sales of yadaSayTM and yadaBlackbook™ for the Apple handheld devices and the other 94% were attributable to sales of both yadaTranslate™ and yadaSayTM for the RIM handheld devices.

Revenues

We are a development stage company and the BioAuthorize, Inc. business have generated revenues of only $1,566.00 since inception on August 23, 2006 all from sales of downloads of our mobile platform applications.

Selling, General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2009 was $5,688 and $203,110 in 2008, respectively as compared to the nine months ended September 30, 2009 was $44,028 and $852,935 for 2008 respectively.  The decrease in the expenses are related to the acquisition of BioAuthorize, Inc. in a share exchange and the related accounting and legal fees which occurred in February 2008 and the elimination of salaries that were paid up to the second quarter of 2008 and accrued into the fourth quarter of 2008.

Sales and marketing expenses for the three months ended September 30, 2009 was $36 and $0 in 2008, respectively as compared to the nine months ended September 30, 2009 was $243 and $8,389 for 2008 respectively.  The decrease in the expenses are related to the elimination of substantially all expenditures for sales and marketing activities.
Depreciation and amortization expenses for the three months ended September 30, 2009 was $7,801 and $7,801 in 2008, respectively as compared the nine months ended September 30, 2009 was $23,404 and $23,404 in 2008, respectively.  The expenses are related to the purchase of fixed assets such as computer equipment to implement our business plan.

Research and development expenses for the three months ended September 30, 2009 was $0 and $0 in 2008, respectively as compared to the nine months ended September 30, 2009 was $0 and $29,432 for 2008, respectively.  The decrease in the expenses for the three-month period are related to the elimination of all outsourced research and development functions.

Net loss for the three months ended September 30, 2009 was $12,788 and $210,869 in 2008, as compared to the nine months ended September 30, 2009 of $66,109 and $911,844 in 2008, respectively.  Our accumulated loss from inception is $2,212,846.  The decrease in the loss for the period was due primarily to the elimination of some personnel and salaries during the second quarter of 2008 which had been accrued into the fourth quarter of 2009, the elimination of some outsourced services for the company and the expenses associated with the acquisition of BioAuthorize, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company has sought to maintain a minimum of two months of working capital in the bank.  This figure was determined to allow for an adequate amount of time to secure additional funds from investors as needed. The Company had a balance of $834 in its bank account at the end of September 2009. Currently, we have been unable to maintain a minimum of two months of working capital and have insufficient funds to meet all of our current obligations.  We cannot make payment on our bills as they come due.  Outside of the requirements for our professional service providers, our cash needs are minimal as we are not paying any salaries to our two employees.  We anticipate that the Board will approve grants of stock awards under our recently adopted equity incentive plan to compensate these employees although no such grants have been made.  Our resources and personnel are limited. Since the $80,000 private placement in September 2008, we have not focused our limited resources on raising more capital through additional private placements of our securities.  Although we are optimistic that sales of downloads of our applications, yadaSayTM and yadaBlackbookTM through Apple’s App Store and yadaTranslate™ and yadaSayTM through RIM’s Blackberry App World will generate some revenues to cover our monthly expenses for the next several months, we do not believe such revenue will be sufficient to cover our monthly expenses. In October 2009, we discovered a federal tax refund for 2007 in the amount of $20,680.00.  This tax refund had, without the knowledge or direction of the current management, been directed to an old address and was recovered and deposited in our bank account. These funds have helped satisfy our immediate cash needs and will alleviate our future needs for only a short period of time.  Sales of downloads of these applications during the three-month period ended September 30, 2009 were insufficient to cover our monthly expenses and no assurances can be made that we will be successful in generating such revenue.  The offering of additional applications through both the App Store and Blackberry App World that we expect to develop may provide additional revenue sources for our operations, but we are not confident that we can develop on our own the significant number of applications to satisfy our monthly expenses.  Other acquisition strategies of mobile platform applications are being explored. In the event that sales of downloads of applications we develop fail to generate sufficient revenue to support our operations, we will need to secure additional capital by other means.

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

The Company’s operating activities used $27,751 and $431,010 for the nine months ended September 30, 2009 and 2008 respectively.  The decrease in operating activities is primarily due to a reduction in the salaries of two of our executives who resigned, and the waiver of accrued salaries for those same two executives and our CEO.  These salaries we actually paid into the second quarter of 2009 and accrued into the fourth quarter of 2009 prior to the waiver by the executives.  In addition, several administrative staff personnel were terminated.  Furthermore, no salaries have been paid since the second quarter of 2008.

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

Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 11, 2009, our wholly-owned subsidiary, BioAuthorize, Inc., was served as a defendant in a suit filed on October 26, 2009 in the United States District Court, District of Oregon, and styled Michael A. Grassmueck, Court-Appointed Receiver for Global Online Direct, Inc., its Subsidiaries and Affiliates v. Stephen Bishop, Russell Devan, Success By Design, Inc., Lawrence Madoff, Ingrid Murro Botero, Murro Partners, LLC, Yada Schneider, BioAuthorize, Inc., Hassayampa Landscaping & Materials Company, Inc. and Members Only Financial, Inc. The claims as to BioAuthorize, Inc. are that the company received $2 million of investments funds either directly or indirectly from Global or its related entities, with the intent to hinder, delay or defraud creditors with no reasonably equivalent value or consideration in exchange for the investment.  BioAuthorize believes that the claims have no merit and will vigorously oppose and defend the claims, but also seek to resolve the matter.  The Company is not involved in any other material pending legal proceedings that would not be considered ordinary routine litigation that is incidental to the business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered securities during the three-month period ended September 30, 2009.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

There were no defaults upon any senior securities of the Company during the three-month period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders of the Company during the three-month period ended September 30, 2009.

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

BioAuthorize Holdings, Inc.

Date: November 23, 2009	By: /s/ Yada Schneider

Yada Schneider
President and Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By: /s/ Jeffrey Perry

Jeffrey Perry
Vice-President and Chief Financial Officer (Principal Financial Officer)